Form 10KSB
period 1999-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2000-09-13
CIK 766659

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                               Commission File No.
                                   -----------
                                   002-97007-D


                       ENERGROUP TECHNOLOGIES CORPORATION
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

           UTAH                                              82-0420774
         --------                                           ------------

(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)


                 5525 SOUTH 900 EAST, SUITE 110 Salt Lake City,
                                   Utah 84117
                           ---------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (801) 262-8844


                       ENERGROUP TECHNOLOGIES CORPORATION
                                  -------------

          (Former Name or Former Address, if changed since last Report)



Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     None
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes       No  X         (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 1999- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     August 31, 2000 - $161. There are approximately 161,459 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 August 31, 2000
                                    3,641,959

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                     PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization and Charter Amendments.
     -----------------------------------

     Energroup Technologies Corporation, (the "Company"), was incorporated under the laws of the State of Utah on March 21, 1985, under the name of Great Lakes Funding, Inc.

     The Company's initial authorized capital was $50,000.00, consisting of 50,000,000 shares of one mill ($0.001) par value common voting stock.

     On October 1, 1999, the Articles of Incorporation were amended to reflect a 20 to 1 reverse split of the Company's issued and outstanding common stock, while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts; provided, however, that no stockholder, computed on a per stock certificate or record basis on the effective date hereof, currenly owning 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate or record basis on the effective date hereof, shall be affected by the reverse split.


     Material Changes in Control Since Inception and Related Business History.
     -------------------------------------------------------------------------

Business.
---------

     The Company was engaged in the manufacturing of interfacing devices used in microprocessors-based control systems for heating, ventilation and air conditioning systems. These operations proved unsuccessful, and the Company ceased such operations over ten years ago.

     Other than the above-referenced matters and seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. The Company may begin the search for the acquisition of assets, property or business that may benefit the Company and its stockholders, once the Board of Directors sets guidelines of industries in which the Company may have an interest.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries to the Company.

Risk Factors.
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

     Extremely Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

     Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

     Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

     Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition.

     Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg.
Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg.
Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Principal Products or Services and their Markets.
-------------------------------------------------

     None; not applicable

Competition.
------------

     None; not applicable

Sources and Availability of Raw Materials and Names of Principal Suppliers.
---------------------------------------------------------------------------

     None; not applicable

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts.
-----------------------------------------------------------------------------

     None; not applicable

Need for any Governmental Approval of Principal Products of Services.
---------------------------------------------------------------------

     None; not applicable

Effect of Existing or Probable Governmental Regulations on Business.
--------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Research and Development.
------------------------

     None; not applicable

Cost and Effects of Compliance with Environmental Laws.
------------------------------------------------------

     None; not applicable

Number of Employees.
-------------------

     None; not applicable


Item 2.  Description of Property.
         -----------------------

     The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Utah. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 1999, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 163.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

     On September 24, 1999, the Company issued 1,698,000 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $1,698 of expenses incurred on behalf of the Company. These shares were issued at par value, one mill ($0.001).

     On September 24, 1999, the Company issued 500,000 "unregistered" and "restricted" common shares to James Doolin, President and Director. These shares were in consideration of services rendered and issued at par value, one mill ($0.001).

     On September 24, 1999, the Company issued 500,000 "unregistered" and "restricted" common shares to Alycia Anthony, Secretary and Director. These shares were in consideration of services rendered and issued at par value, one mill ($0.001).

     On November 1, 1999, the Company issued 782,500 "unregistered" and "restricted" common shares to Jenson Services, Inc., in consideration of payment of $782.50 of expenses incurred on behalf of the Company. These shares were issued at par value, one mill ($0.001).

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 1999, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 1999, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 1999, the Company had a net loss of $3,807. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the year ended December 31, 1999

          Independent Auditors' Report

          Balance Sheets - December 31, 1999

          Statements of Operations for the year ended
          December 31, 1999

          Statements of Stockholders' Equity for the year ended December 31, 1999

          Statements of Cash Flows for the year ended
          December 31, 1999

          Notes to the Financial Statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 1999


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                TABLE OF CONTENTS
                                                                                                                 Page

Independent Auditors' Report                                                                                                  1

Balance Sheet -- December 31, 1999                                                                                            2

Statements of Operations for the year ended December 31, 1999, and for the period from Reactivation [December 14, 1998] through December 31, 1999
                                                                                                                              3

Statements of Stockholders' Deficit for the year ended December 31, 1999, and for the period from Reactivation [December 14, 1998] through
December 31, 1999                                                                                                             4

Statements of Cash Flows for the year ended December 31, 1999, and for
the period from Reactivation [December 14, 1998] through December 31,                                                         5
1999

Notes to Financial Statements                                                                                              6 -- 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Energroup Technologies Corporation[a development stage company]


We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 1999, and for the period from Reactivation [December 14, 1998] through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 1999, and the results of operations and cash flows for the periods ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                             Mantyla McReynolds

Salt Lake City, Utah
January 10, 2000


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 1999


                                             ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accrued liabilities                                                          $               100
  Payable to shareholders - Note 4                                                             226
                                                                                 ------------------
                     Total Liabilities                                                         326


Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 3,641,959 shares issued
   and outstanding - NOTE 4                                                                  3,642
  Additional Paid-in Capital                                                               318,571
  Accumulated Deficit                                                                     (322,539)
                                                                                 ------------------
                Total Stockholders' Deficit                                                   (326)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $               -0-
                                                                                 ==================








                         See accompanying notes to financial statements.


                                               2


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Operations
          For the Year Ended December 31, 1999 and for the Period from
           Reactivation [December 14, 1998] through December 31, 1999


                                                                                Reactivation
                                                                                   through
                                                                                  December
                                                               1999               31, 1999
                                                          --------------       ---------------
Revenues                                                $           -0-      $            -0-

General & Administrative Expenses                                 2,735                 2,735
                                                          --------------       ---------------

                   Operating Loss                                (2,735)               (2,735)

                                                          --------------       ---------------
            Net Loss Before Income Taxes                         (2,735)               (2,735)

Current Year Provision for Income Taxes                           1,072                 1,072
                                                          --------------       ---------------

Net Loss                                                $        (3,807)     $         (3,807)
                                                          ==============       ===============



Basic and Diluted Loss Per Share                        $          (.01)     $           (.01)
                                                          ==============       ===============

Weighted Average Shares Outstanding                             972,277                936,193
                                                          ==============       ===============





                         See accompanying notes to financial statements.

                                               3


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
          For the Year Ended December 31, 1999, and for the Period from
           Reactivation [December 14, 1998] through December 31, 1999


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------      -----------      -------------
Balance, December 14, 1998,
(Reactivation date)            3,051,425  $       3,051  $        315,681 $      (318,732) $             -0-
Net loss for the Period Ended
 December 31, 1998                                                                    -0-                -0-
                             ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1998     3,051,425          3,051           315,681        (318,732)               -0-
Reverse split, one for twenty,
September 30, 1999            (2,889,966)        (2,890)            2,890                                -0-
Issued stock to shareholder for
debt at par, September 30,1999 1,698,000          1,698                                                1,698
Issued stock to Directors for
services at par,  September 30,                                                                        1,000
1999                           1,000,000          1,000
Issued stock to shareholder for
debt at par, October 31, 1999    782,500            783                                                  783
Net loss for the Year Ended
 December 31, 1999                                                                (3,807)             (3,807)
                            ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1999     3,641,959 $        3,642 $        318,571 $      (322,539) $            (326)
                            ============     ==========     ============      ===========      =============









                         See accompanying notes to financial statements.



                                                4

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
          For the Year Ended December 31, 1999, and for the Period from
           Reactivation [December 14, 1998] through December 31, 1999

                                                                            Reactivation
                                                                               through
                                                                            December 31,
                                                             1999               1999
                                                         ------------      ---------------
Cash Flows from Operating Activities
Net Loss                                             $        (3,807)  $           (3,807)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares for directors for services                   1,000                1,000
     Expenses paid by shareholder                               2,707                2,707
     Increase in current liabilities                              100                  100
                                                         ------------      ---------------
       Net Cash Used for Operating Activities                    -0-                  -0-

           Net Increase/(Decrease) in Cash                       -0-                  -0-

Beginning Cash Balance                                           -0-                  -0-
                                                         ------------      ---------------

Ending Cash Balance                                  $           -0-   $              -0-
                                                         ============      ===============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest             $           -0-   $              -0-
  Cash paid during the year for income taxes         $           -0-   $              -0-
















                         See accompanying notes to financial statements.


                                                5

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 1999

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (a)    Organization

               Energroup Technologies Corporation was formed in August of 1983 as Facility Maintenance Management, Inc. In August 1985, the Company began to develop, manufacture and sell sensory and output products used in energy management control systems. The Company discontinued its efforts in late 1987 but began reactivation activities on December 14, 1998. The Company is now in the development stage as it is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 1999 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding. Diluted loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted loss per share calculations are the same.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 1999
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 1999.

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through December 31, 1999 amounting to $3,807, has no assets, and has a net working capital deficiency at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 1999
                                   [Continued]
NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2019. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The income tax provision for the current year represents state franchise taxes paid to bring the Company current.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                           $3,807          $571      15%
   State Income Tax                              2,735           137       5%
   Valuation allowance                                         (708)
                                                       -------------
        Deferred tax asset 12/31/99                               $0


NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTIONS

               On September 24, 1999, the Company's Board of Directors effected a reverse split of the outstanding common stock on the basis of one for twenty, effective September 30, 1999, while retaining the current authorized capital and par value. No stockholder shall own less than 100 post split shares; appropriate adjustments are to be made to the stated capital accounts and capital surplus accounts.

          Additional post split shares have been issued in the following manner:

Description                                                   Number of Shares
--------------------------------------------      ----------------------------
Issued to consultant for services at par                             2,480,500
Issued to directors for services at par                              1,000,000
                                                  ----------------------------
     Total shares issued                                             3,480,500

               A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 1999, of $2,707. The Company has recorded a liability for this amount which has been reduced by the common shares issued ($2,481above). The balance ($226) is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     For material documentation respecting the change in the Company's auditors, see item 13 of the Company's Current Report on Form 8-K, as filed June 8, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
James Doolin          President        09/99          *
                      Director         09/99          *

Barry Richmond        Vice President   02/86          *
                      Director         03/86          *

Alycia Anthony        Secretary        09/99          *
                      Director         09/99          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director is 24 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and worked with Jenson Services since 1998.

     Barry Richmond, Vice President and a director is 49 years of age. Mr. Richmond is currently a Colonel for the United States Army.

     Alycia Anthony, Secretary and a director is 26 years of age. Ms. Anthony works for the Salt Lake organizing committee, in conjunction with the 2002 Winter Olympic Games. Ms. Anthony graduated from the University of Utah, in Salt Lake City, Utah, with a Masters in Economics, in 1994.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     James Doolin and Alycia Anthony, the Company's President and Secretary, respectively, are siblings.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Form 3, Statement of Beneficial Ownership, have been filed with the Securities and Exchange Commission; there have been no changes in their beneficial ownership of shares of common stock of the Company since the filing of their Form 3 on February 18, 2000.

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
James
Doolin,       03/31/00    0     0     0  500,000   0     0   0
President,    03/31/99    0     0     0     0      0     0   0
Director      03/31/98    0     0     0     0      0     0   0


Barry
Richmond      03/31/00    0     0     0     0      0     0   0
Vice Pres./   03/31/99    0     0     0     0      0     0   0
Director      03/31/98    0     0     0     0      0     0   0


Alycia        03/31/00    0     0     0  500,000   0     0   0
Anthony,      03/31/99    0     0     0     0      0     0   0
Secretary     03/31/98    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending March 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of June 15, 2000, with the computations being based upon 4,267,288 shares of common stock being outstanding.


                            Number of Shares           Percentage
Name                      Beneficially Owned           of Class (1)
----------------           ------------------           --------
Jenson Services, Inc.*        2,480,500                  68%

James Doolin                  500,000                    14%

Alycia Anthony                500,000                    14%

                              -------                    -----
                              3,480,500                  96%

   * Duane Jenson is the President of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
James Doolin                     500,000              14%
5525 South 900 East #110
SLC, UT 84117

Alycia Anthony                   500,000              14%
941 East 3665 South
Park City, UT 84107

Barry Richmond                    13,709               0%
Po Box 62
Nineveh, IN 46131
                                -------              ------
All directors and
executive officers             1,013,709              28%
as a group (3 persons)


Changes in Control.
-------------------

     To the knowledge of the Company's management, there are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" of Item I.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     See the Company's Current Report on Form 8-K as filed on June 8, 2000, for information relating to the change in the Company's auditor.

Exhibits
--------

Exhibit
Number                             Description
-------                            -----------

  3.3 Amendment to the Articles of Incorporation with respect to a reverse split on a basis of 20-1 stock split

  27                                 Financial Data Schedule

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:09/12/00                          /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:09/12/00                          /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:09/12/00                           /S/ ALYCIA ANTHONY
                                        Alycia Anthony
                                        Secretary and Director

EX-3
                              ARTICLES OF AMENDMENT
                                     TO THE
                            ARTICLES OF INCORPORATION
                                       OF
                          ENERGROUP TECHNOLOGIES, INC.


Pursuant to the provisions of the Utah Business Corporation Act, the undersigned Corporation hereby, adopts the following Articles of Amendment to its Articles of Incorporation.

                                        I

                         The name of the Corporation is:

                          Energroup Technologies, Inc.

                                       II

The following amendments to the Articles of Incorporation were adopted by the Board of Directors of the Corporation:

             FIRST: Article IV shall be amended as follows, to-wit:

Resolved, to effect a reverse split of the issued and outstanding voting securities of the Corporation's one mil ($0.001) par value common stock (the "Common Stock") on a basis of one for twenty (1:20), while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus account, with all fractional shares being rounded up to the nearest whole share; provided, however, that no stockholder, computed on a per stock certificate of record basis on the effective date hereof, currently owing 100 or more shares shall be reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate of record basis on the effective date hereof, shall be affected by the reverse split; such additional shares required to provide the minimum of 100 shares shall be conveyed to the shareholders by the Company; and provided, further, the reverse split will become effective as of September 30, 1999; and that all shares required for rounding be issued by the Company. The Company will issue up to 13,000 shares to cover DTC participants.

                  SECOND: Shareholder approval is not required.

IN WITNESS WHEREOF, Energroup Technologies, Inc. has caused this Certificate to be signed by James Doolin the company's President. This 1st day of October, 1999.


                                                         By:/S/ JAMES DOOLIN
                                                         James Doolin, President