Form 10QSB
period 2000-03-31
ENERGROUP TECHNOLOGIES CORP
filed 2000-09-13
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    ------------------

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



                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)262-8844

                              None, Not Applicable;

                                   -----------
          (Former Name or Former Address, if changed since last Report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes      No   X          (2)  Yes  X     No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 August 31, 2000
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      March 31, 2000 and December 31, 1999



                                                            03/31/2000          12/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $           756        $      226
     Accrued Liabilities                                             100               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                   856               326

         Total Liabilities                                           856               326
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                       (323,069)          (322,539)
                                                          --------------        ----------
         Total Stockholders' Deficit                               (856)              (326)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========




                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2000, 1999 and
  for the Period from Reactivation [December 14, 1998] through March 31, 2000

                                              Three          Three
                                             Months         Months
                                              Ended          Ended      Reactivation through
                                           03/31/2000     03/31/1999        March 31, 2000
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
   General and Administrative Expenses              530              0              3,265
                                          -------------  -------------  -----------------
Total Operating Expenses                            530              0              3,265

                                          -------------  -------------  -----------------
Net Income Before Taxes                  $         (530) $           0             (3,265)
                                          =============  =============  =================

Income/Franchise taxes                                0             0               1,072

Net loss                                           (530)            0              (4,337)

Loss Per Share                           $       (0.01) $       (0.00)  $           (0.01)
                                          =============  =============  ==================

Weighted Average Shares Outstanding           3,641,959        161,459          1,477,346
                                          =============  =============  ==================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
            For the Three Month Period Ended March 31, 2000, 1999 and
   for the Period from Reactivation [December 14, 1998] through March 31, 2000

                                               Three          Three
                                               Months         Months
                                               Ended          Ended     Reactivation through
                                             03/31/2000     03/31/1999    March 31, 2000
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $        (530)  $          0                (4,337)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for services                         0              0                 1,000
    Increase/(Decrease) in current liabilities         0                                  100
    Increase/(Decrease) in loans from                530              0                 3,237
shareholder
                                            ------------   ------------         -------------
      Net Cash Used For Operating Activities           0              0                     0
                                            ============   ============         =============

Cash Flows Provided by Financing Activities            0              0                     0
--------------------------------------------

      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0                     0
                                            ------------   ------------         -------------

NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 1999, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah, keeping its reports "current" with the Securities and Exchange Commission or the payment of expenses associated with reviewing or investigating any potential business venture. Management does not anticipate that the Company will have to raise additional funds during the next 12 months, however, if additional moneys are needed, they may be advanced by management or principal stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amont of any such loan. However, any such loan will not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company has not begun seeking any acquisition.

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $530, stemming from general and administrative expenses.

Liquidity

     At March 31, 2000, the Company had total current assets of $0 and total liabilities of $856.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date: 09/12/00              /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date: 09/12/00              /S/ ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director