Form 10QSB
period 2000-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2000-09-13
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2000

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



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      June 30, 2000 and December 31, 1999



                                                            06/30/2000          12/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         1,171        $      226
     Accrued Liabilities                                             100               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 1,271               326

         Total Liabilities                                         1,271               326
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (323,484)         (322,539)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (1,271)             (326)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Period Ended June 30, 2000, 1999 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2000

                                             Three Months Ended     Six Months Ended        Reactivation through,
                                              2000          1999    2000        1999          June 30, 2000



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 415            -        945         -               3,680

Total operating expenses                       415            -        945         -               3,680

Loss before income taxes and
    discontinued operations                   (415)           -       (945)        -              (3,680)

Income taxes                                   -              -          -         -               1,072

Net (loss)                                    (415)           -       (945)        -              (4,752)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $      -     $(0.01)        -               (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959      161,459  3,641,959        161,459      1,838,115
                                         ===============================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Six Month Period Ended June 30, 2000, 1999 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2000

                                              Three Months Ended     Six Months Ended        Reactivation through,
                                              2000          1999     2000        1999            June 30, 2000
Cash Flows From Operating Activities


  Net (loss)                            $      (415)  $        -    $  (945)    $     -                (4,752)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                 1,000
    Increase/(Decrease) in current liabilities   -             -         -            -                   100
    Increase/(Decrease) in loans from           415            -        945           -                 3,652
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $415, stemming from general and administrative expenses.

Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total liabilities of $1,271.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:09/12/00               /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date:09/12/00               /S/ ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director