Form 10QSB
period 2000-09-30
ENERGROUP TECHNOLOGIES CORP
filed 2000-10-11
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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

(1)  Yes  X   No             (2)  Yes  X     No
         ----     ----                  ----         ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                 October 2, 2000
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                    September 30, 2000 and December 31, 1999



                                                            09/30/2000          12/31/1999
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         2,718        $      226
     Accrued Liabilities                                             100               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 2,818               326

         Total Liabilities                                         2,818               326
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (325,031)         (322,539)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (2,818)             (326)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Period Ended September 30, 2000, 1999 and for the Period from Reactivation [December 14, 1998] through September 30, 2000

                                             Three Months Ended     Nine Months Ended        Reactivation through,
                                              2000          1999    2000        1999          September 30, 2000



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative               1,547          275      2,492       1,752             5,227

Total operating expenses                     1,547          275      2,492       1,752             5,227

Loss before income taxes and
    discontinued operations                 (1,547)        (275)    (2,492)     (1,752)           (5,227)

Income taxes                                   -              -          -         -               1,072

Net (loss)                                  (1,547)        (275)    (2,492)     (1,752)           (6,299)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)      (0.01)            (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959      161,459  3,641,959     161,459         2,066,345
                                         ===============================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Nine Month Period Ended September 30, 2000, 1999 and for the Period from Reactivation [December 14, 1998] through September 30, 2000

                                              Three Months Ended     Nine Months Ended        Reactivation through,
                                              2000          1999     2000        1999         September 30, 2000
Cash Flows From Operating Activities


  Net (loss)                            $    (1,547)  $     (275)   $(2,492)    $ (1,752)              (6,299)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                 1,000
    Increase/(Decrease) in current liabilities   -             -         -            -                   100
    Increase/(Decrease) in loans from         1,547          275      2,492        1,752                5,199
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2000, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2000, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,547, stemming from general and administrative expenses.

Liquidity

     At September 30, 2000, the Company had total current assets of $0 and total liabilities of $2,818.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date: 10/08/2000            /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date: 10/08/2000            /S/ ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director