Form 10KSB
period 2000-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2001-02-02
CIK 766659

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2000
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

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2000- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 11, 2000 - $161. There are approximately 161,459 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past three years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                February 1, 2001
                                    3,641,959

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

     On January 9, 1986, the Articles of Incorporation were amended to change the name from Great Lakes Funding, Inc., to Energroup Technologies Corporation.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There has been no "public market" for shares of common stock of the Company for over the past three years. However, the Company intends to submit for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2000, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2000, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2000, the Company had a net loss of $2,492. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the year ended December 31, 2000

          Independent Auditors' Report

          Balance Sheets - December 31, 2000

          Statements of Operations for the year ended
          December 31, 2000

          Statements of Stockholders' Equity for the year ended December 31, 2000

          Statements of Cash Flows for the year ended
          December 31, 2000

          Notes to the Financial Statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2000



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                   Page

Independent Auditors' Report                                                         1

Balance Sheet -- December 31, 2000                                                   2

Statements of Operations for the years ended December 31, 2000 and 1999 and  for
the period from Reactivation [December 14, 1998] through December 31, 2000           3

Statements of Stockholders' Deficit for the years ended December 31, 2000, and
for the period from Reactivation [December 14, 1998] through December 31, 2000       4

Statements of Cash Flows for the years ended December 31, 2000 and 1999, and
for the period from Reactivation [December 14, 1998] through December 31, 2000       5

Notes to Financial Statements                                                      6 -- 8




                                  INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Energroup Technologies Corporation[a development stage company]


We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999, and for the period from Reactivation [December 14, 1998] through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 2000, and the results of operations and cash flows for the years ended December 31, 2000 and 1999 and for the period from Reactivation through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, no assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
February 2, 2001



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2000


                                     ASSETS


Assets                                                                         $               -0-
                                                                                 ------------------
                       Total Assets                                            $               -0-
                                                                                 ==================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accrued liabilities                                                          $               100
  Payable to shareholders - Note 4                                                           2,718
                                                                                 ------------------
                     Total Liabilities                                                       2,818


Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 3,641,959 shares issued
   and outstanding - NOTE 4                                                                  3,642
  Additional Paid-in Capital                                                               318,571
  Accumulated Deficit                                                                     (318,732)
  Accumulated Deficit during development stage                                              (6,299)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (2,818)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $               -0-
                                                                                 ==================








                 See accompanying notes to financial statements.


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended December 31, 2000 and 1999, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2000


                                                                                        Reactivation
                                                                                           through
                                                                                          December
                                                        2000              1999            31, 2000
                                                   --------------     ------------     ---------------
Revenues                                       $             -0-  $           -0-  $              -0-

General & Administrative Expenses                          2,335            2,735               5,070
                                                   --------------     ------------     ---------------

               Operating Loss                             (2,335)          (2,735)             (5,070)

                                                   --------------     ------------     ---------------
        Net Loss Before Income Taxes                      (2,335)          (2,735)             (5,070)

Current Year Provision for Income Taxes                      157            1,072               1,229
                                                   --------------     ------------     ---------------

Net Loss                                       $          (2,492) $        (3,807) $           (6,299)
                                                   ==============     ============     ===============


Loss Per Share                                 $            (.01) $          (.01) $              (.01)
                                                   ==============     ============     ================

Weighted Average Shares Outstanding                    3,641,959          972,277             2,260,137
                                                   ==============     ============     ================





                 See accompanying notes to financial statements.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended December 31, 2000 and 1999, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2000


                                                             Additional                             Net
                                Common          Common          Paid-in        Accumulated      Stockholders'
                                Shares           Stock          Capital          Deficit           Deficit
                             ------------     ----------     ------------      -----------      -------------
Balance, December 14, 1998,
(Reactivation date)             3,051,425  $       3,051  $       315,681 $      (318,732) $              -0-
Net loss for the Period Ended
 December 31, 1998                                                                   -0-                  -0-
                             ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1998      3,051,425          3,051          315,681        (318,732)                -0-
Reverse split, one for twenty,
September 30, 1999             (2,889,966)        (2,890)           2,890                                 -0-
Issued stock to shareholder for
debt at par, September 30, 1999 1,698,000          1,698                                                1,698
Issued stock to Directors for
services at par,  September 30,                                                                         1,000
1999                            1,000,000          1,000
Issued stock to shareholder for
debt at par, October 31, 1999     782,500            783                                                  783
Net loss for the Year Ended
 December 31, 1999                                                                 (3,807)             (3,807)
                             ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1999      3,641,959 $        3,642 $        318,571 $      (322,539) $             (326)
                             ------------     ----------     ------------      -----------      -------------
Net loss for the Year Ended
December 31, 2000                                                                  (2,492)             (2,492)
Balance, December 31, 2000      3,641,959          3,642          318,571        (325,031)             (2,818)
                             ============     ==========     ============      ===========      =============













                 See accompanying notes to financial statements.


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended December 31, 2000 and 1999, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2000

                                                                                           Reactivation
                                                                                              through
                                                                                             December
                                                              2000            1999           31, 2000
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                               $        (2,492) $       (3,807) $         (6,299)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares for directors for services                                    1,000             1,000
     Increase in liability to shareholder                        2,492           2,707             5,199
     Increase in current liabilities                                               100               100
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                    -0-             -0-               -0-

            Net Increase/(Decrease) in Cash                       -0-             -0-               -0-

Beginning Cash Balance                                            -0-             -0-               -0-
                                                           -----------     -----------     -------------

Ending Cash Balance                                    $          -0-   $         -0-  $            -0-
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $          -0-   $         -0-  $            -0-
  Cash paid during the year for income taxes                      -0-             -0-               -0-
  Issued common stock for shareholder debt                       2,481            -0-              2,481
















                 See accompanying notes to financial statements.


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               (a)    Organization

               Energroup Technologies Corporation was formed in August of 1983 as Facility Maintenance Management, Inc. In August 1985, the Company began to develop, manufacture and sell sensory and output products used in energy management control systems. The Company discontinued its efforts in late 1987 but began reactivation activities on December 14, 1998. The Company is now in the development stage and is seeking new business opportunities.

               The financial statements of the Company have been prepared in accordance with generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' consolidated financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of December 31, 2000 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2000.

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

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through December 31, 2000 amounting to $6,299, has no assets, and has a net working capital deficiency at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2000
                                   [Continued]
NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire in 2020. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The income tax provision for the current year represents state franchise taxes paid to bring the Company current.

                                                 NOL
   Description                                Balance          Tax      Rate
   Federal Income Tax                         $6,299          $945      15%
   State Income Tax                            5,070           253       5%
   Valuation allowance                                      (1,198)
                                                      -------------
        Deferred tax asset 12/31/00                             $0


NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTIONS

               On September 24, 1999, the Company's Board of Directors effected a reverse split of the outstanding common stock on the basis of one for twenty, effective September 30, 1999, while retaining the current authorized capital and par value. No stockholder received less than 100 post split shares; appropriate adjustments were made to the stated capital accounts and capital surplus accounts.

               Additional post split shares have been issued in the following manner:

Description                                                   Number of Shares
--------------------------------------------      ----------------------------
Issued to consultant for services at par                             2,480,500
Issued to directors for services at par                              1,000,000
     Total post-split shares issued                                  3,480,500

               A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2000 and 1999, of $2,492 and $2,707, respectively. The Company has recorded a liability to the shareholder of $2,718, as of December 31, 2000. The balance is payable on demand and is non-interest bearing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
------------------------------------------------------------------------

     None; not applicable.

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

Business Experience.
--------------------

     James P. Doolin, President and a director is 24 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and has worked with Jenson Services since 1998.

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

     James Doolin and Alycia Anthony, the Company's President and Secretary, are siblings.

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
James
Doolin,       12/31/00    0     0     0  500,000   0     0   0
President,    12/31/99    0     0     0     0      0     0   0
Director      12/31/98    0     0     0     0      0     0   0


Barry
Richmond      12/31/00    0     0     0     0      0     0   0
Vice Pres./   12/31/99    0     0     0     0      0     0   0
Director      12/31/98    0     0     0     0      0     0   0


Alycia        12/31/00    0     0     0  500,000   0     0   0
Anthony,      12/31/99    0     0     0     0      0     0   0
Secretary     12/31/98    0     0     0     0      0     0   0
Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2000, 1999, or 1998, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of December 31, 2000, with the computations being based upon 3,641,959 shares of common stock being outstanding.


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see the caption "Sales of "Unregistered" and "Restricted" Securities Over the Past Three Years" of Item I.

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

                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:2/1/01                            /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:2/1/01                            /S/ JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:2/1/01                             /S/ ALYCIA ANTHONY
                                        Alycia Anthony
                                        Secretary and Director