Form 10QSB
period 2001-03-31
ENERGROUP TECHNOLOGIES CORP
filed 2001-04-12
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

                                 March 31, 2001
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      March 31, 2001 and December 31, 2000



                                                            03/31/2001          12/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS

Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         3,981        $    2,718
     Accrued Liabilities                                             100               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 4,081             2,818

         Total Liabilities                                         4,081             2,818
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (318,732)         (318,732)
     Accumulated Deficit during development stage                 (7,562)           (6,299)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (4,081            (2,818)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========




                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2001, 2000 and
  for the Period from Reactivation [December 14, 1998] through March 31, 2001

                                              Three          Three
                                             Months         Months
                                              Ended          Ended      Reactivation through
                                           03/31/2001     03/31/2000        March 31, 2001
                                          -------------  -------------  ---------------------
                                           [Unaudited]    [Unaudited]
REVENUE

    Income                               $            0 $            0  $               0
                                          -------------  -------------  -----------------
NET REVENUE                                           0              0                  0

Operating Expenses
   General and Administrative Expenses            1,263            530              6,333
                                          -------------  -------------  -----------------
Total Operating Expenses                          1,263            530              6,333

                                          -------------  -------------  -----------------
Net Income Before Taxes                  $       (1,263) $        (530)            (6,333)
                                          =============  =============  =================

Income/Franchise taxes                                0              0              1,229

Net loss                                         (1,263)          (530)            (7,562)

Loss Per Share                           $        (0.01)$        (0.00) $           (0.01)
                                          =============  =============  ==================

Weighted Average Shares Outstanding           3,641,959      3,641,959          2,439,396
                                          =============  =============  ==================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
            For the Three Month Period Ended March 31, 2001, 2000 and
  for the Period from Reactivation [December 14, 1998] through March 31, 2001

                                              Three          Three
                                             Months         Months
                                              Ended          Ended      Reactivation through
                                           03/31/2001     03/31/2000        March 31, 2001
                                            ------------   ------------ ---------------------
                                            [Unaudited]    [Unaudited]

Cash Flows Used For Operating
Activities
-----------------------------------------

  Net Loss                                 $      (1,263)  $       (530)         $     (7,562)
  Adjustments to reconcile net loss to net
cash
    used in operating activities:
    Loss from discountinued operations
    Shares issued for services                         0              0                 1,000
    Increase/(Decrease) in current liabilities         0                                  100
    Increase/(Decrease) in loans from              1,263            530                 6,462
shareholder
                                            ------------   ------------         -------------
      Net Cash Used For Operating Activities           0              0                     0
                                            ============   ============         =============

Cash Flows Provided by Financing Activities            0              0                     0
--------------------------------------------

      Net Increase In Cash                             0              0                     0

      Beginning Cash Balance                           0              0                     0

      Ending Cash Balance                $             0 $            0                     0
                                            ------------   ------------         -------------

NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2000, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,263, stemming from general and administrative expenses.

Liquidity

     At March 31, 2001, the Company had total current assets of $0 and total liabilities of $4,081.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:4/9/01                 /S/JAMES DOOLIN
                            James Doolin, President and Director



Date:4/10/01                 /S/ALYCIA ANTHONY
                            Alycia Anthony, Secretary and Director