Form 10QSB
period 2001-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2001-07-17
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2001

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

                                 June 30, 2001
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      June 30, 2001 and December 31, 2000



                                                            06/30/2001          12/31/2000
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         4,182        $    2,718
     Accrued Liabilities                                             100               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 4,282             2,818

         Total Liabilities                                         4,282             2,818
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (318,732)         (318,732)
     Accumulated Deficit during development stage                 (7,763)           (6,299)

                                                          --------------        ----------
         Total Stockholders' Deficit                              (4,282)           (2,818)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Period Ended June 30, 2001, 2000 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2001

                                             Three Months Ended     Six Months Ended        Reactivation through,
                                              2001          2000    2001        2000          June 30, 2001



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 201          415      1,464           945           6,534

Total operating expenses                       201          415      1,464           945           6,534

Net Income Before Taxes                       (201)        (415)    (1,464)         (945)         (6,534)

Income taxes                                   -              -          -             -           1,229

Net (loss)                                    (201)        (415)    (1,464)         (945)         (7,763)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959    3,641,959  3,641,959     3,641,959       2,529,361
                                         ===============================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Six Month Period Ended June 30, 2001, 2000 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2001

                                              Three Months Ended     Six Months Ended        Reactivation through,
                                              2001          2000     2001        2000            June 30, 2001
Cash Flows From Operating Activities


  Net (loss)                            $      (201)  $     (415)   $(1,464)    $  (945)               (7,763)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                 1,000
    Increase/(Decrease) in current liabilities   -             -         -            -                   100
    Increase/(Decrease) in loans from           201          415      1,464         945                 6,663
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



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

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2001, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2001, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $201, stemming from general and administrative expenses.

Liquidity

     At June 30, 2001, the Company had total current assets of $0 and total liabilities of $4,282.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:07/17/2001             /S/ JAMES DOOLIN
                            James Doolin, President and Director