Form 10KSB
period 2001-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2002-02-12
CIK 766659

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2001
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2001- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     January 01, 2002 - $161. There are approximately 161,459 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past three years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                January 1. 2002
                                    3,641,959

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     During the fourth quarter of the year ended December 31, 2001, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.

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

     On September 24, 1999, the Company issued 500,000 "unregistered" and "restricted" common shares to Alycia Anthony, Ex-Secretary and Ex-Director. These shares were in consideration of services rendered and issued at par value, one mill ($0.001).

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2001, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2001, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the period ended December 31, 2001, the Company had a net loss of $1,654. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.


Item 7.  Financial Statements.
         ---------------------

     Financial Statements for the year ended December 31, 2001

          Independent Auditors' Report

          Balance Sheets - December 31, 2001 and 2000

          Statements of Operations for the year ended
          December 31, 2001 and 2000

          Statements of Stockholders' Equity for the year ended December 31, 2001 and 2000

          Statements of Cash Flows for the year ended
          December 31, 2001 and 2000

          Notes to the Financial Statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2001



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                TABLE OF CONTENTS


                                                                                                                               Page

Independent Auditors' Report                                                                                                     1

Balance Sheet -- December 31, 2001                                                                                               2

Statements of Operations for the years ended December 31, 2001 and 2000 and  for
the period from Reactivation [December 14, 1998] through December 31, 2001                                                       3

Statements of Stockholders' Deficit for the years ended December 31, 2001, and
2000 and for the period from Reactivation [December 14, 1998] through December                                                   4
31, 2001

Statements of Cash Flows for the years ended December 31, 2001 and 2000, and
for the period from Reactivation [December 14, 1998] through December 31, 2001                                                   5

Notes to Financial Statements                                                                                                 6 -- 8


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Energroup Technologies Corporation[a development stage company]


We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000, and for the period from Reactivation [December 14, 1998] through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 2001, and the results of operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from Reactivation through December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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


                                                           /S/MANTYLA MCREYNOLDS
                                                              Mantyla McReynolds

Salt Lake City, Utah
January 31, 2002

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2001


                                     ASSETS


Assets                                                                         $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================



                              LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accrued liabilities                                                          $               100
  Payable to shareholders - NOTE 4                                                           4,372
                                                                                 ------------------
                 Total Current Liabilities                                                   4,472
                                                                                 ------------------
                     Total Liabilities                                                       4,472

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 3,641,959 shares issued
   and outstanding - NOTE 4                                                                  3,642
  Additional Paid-in Capital                                                               318,571
  Accumulated Deficit                                                                     (318,732)
  Accumulated Deficit during development stage                                              (7,953)
                                                                                 ------------------
                Total Stockholders' Deficit                                                 (4,472)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================






                         See accompanying notes to financial statements.


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended December 31, 2001 and 2000, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2001


                                                                                         Reactivation
                                                                                            through
                                                                                           December
                                                        2001              2000             31, 2001
                                                   --------------     -------------     ---------------
Revenues                                       $               0  $              0  $                0

General & Administrative Expenses                          1,554             2,335               6,624
                                                   --------------     -------------     ---------------

               Operating Loss                             (1,554)           (2,335)             (6,624)

                                                   --------------     -------------     ---------------
        Net Loss Before Income Taxes                      (1,554)           (2,335)             (6,624)

Current Year Provision for Income Taxes                      100               157               1,329
                                                   --------------     -------------     ---------------

Net Loss                                       $          (1,654) $         (2,492) $           (7,953)
                                                   ==============     =============     ===============


Loss Per Share                                 $            (.01) $           (.01) $             (.01)
                                                   ==============     =============     ===============

Weighted Average Shares Outstanding                    3,641,959         3,641,959            2,713,295
                                                   ==============     =============     ===============








                        See accompanying notes to financial statements.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                       Statements of Stockholders' Deficit
 For the Years Ended December 31, 2001 and 2000, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2001


                                                             Additional                             Net
                               Common          Common          Paid-in        Accumulated      Stockholders'
                               Shares           Stock          Capital          Deficit           Deficit
                            ------------     ----------     ------------      -----------      -------------
Balance, December 14, 1998,
(Reactivation date)           3,051,425  $       3,051  $        315,681 $      (318,732) $               0
Net loss for the Period Ended
 December 31, 1998                                                                     0                  0
                            ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1998     3,051,425         3,051          315,681         (318,732)                  0
Reverse split, one for twenty,
September 30, 1999           (2,889,966)        (2,890)            2,890                                   0
Issued stock to shareholder for
debt at par, September 30, 19991,698,000          1,698                0                               1,698
Issued stock to Directors for
services at par,  September 30,
1999                           1,000,000          1,000                0                               1,000
Issued stock to shareholder for
debt at par, October 31, 1999    782,500            783                0                                 783
Net loss for the Year Ended
 December 31, 1999                                                                (3,807)            (3,807)
                            ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1999     3,641,959 $        3,642 $        318,571 $      (322,539) $            (326)
Net loss for the Year Ended
December 31, 2000                                                                 (2,492)            (2,492)
Balance, December 31, 2000     3,641,959          3,642          318,571        (325,031)            (2,818)
Net loss for the Year Ended
December 31, 2001                                                                 (1,654)            (1,654)
December 31, 2001              3,641,959          3,642          318,571        (326,685)            (4,472)
                            ============     ==========     ============      ===========      =============










                         See accompanying notes to financial statements.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
 For the Years Ended December 31, 2001 and 2000, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2001

                                                                                           Reactivation
                                                                                              through
                                                                                             December
                                                              2001            2000           31, 2001
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                               $       (1,654)  $      (2,492) $         (7,953)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares for directors for services                                                      3,481
     Increase in liability to shareholder                        1,654           2,492             4,372
     Increase in current liabilities                                                                 100
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                      0               0                 0

            Net Increase/(Decrease) in Cash                         0               0                 0

Beginning Cash Balance                                              0               0                 0
                                                           -----------     -----------     -------------

Ending Cash Balance                                    $            0   $           0  $              0
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $            0   $           0  $              0
  Cash paid during the year for income taxes                        0               0                 0
















                         See accompanying notes to financial statements.


                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2001

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

               The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

               The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of
               December 31, 2001 is $0 due to the valuation allowance established as described in Note 3.

               (c)    Net Loss Per Common Share

               Loss per common share is based on the weighted-average number of shares outstanding.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES [continued]

               (d)    Statement of Cash Flows

               For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2001.

               (e)    Use of Estimates in Preparation of Financial Statements

               The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2         LIQUIDITY/GOING CONCERN

               The Company has accumulated losses since Reactivation through December 31, 2001 amounting to $7,953, has no assets, and has a net working capital deficiency at December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

               Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2001
                                   [Continued]

NOTE 3         INCOME TAXES

               Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2021. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The income tax provision for the current year represents state franchise taxes paid to bring the Company current.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                           $6,824        $1,024      15%
   State Income Tax                              6,524           326       5%
   Valuation allowance                                        (1,350)
                                                       -------------
        Deferred tax asset 12/31/01                               $0


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

               A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2001 and 2000, of $1,654 and $2,492, respectively. The Company has recorded a liability to the shareholder of $4,372, as of December 31, 2001. The balance is payable on demand and is non-interest bearing.

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


                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------
James Doolin          President        09/99          *
                      Director         09/99          *

Barry Richmond        Vice President   02/86          *
                      Director         03/86          *

Thomas Howells        Secretary        04/01          *
                      Director         04/01          *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     James P. Doolin, President and a director is 25 years of age. Mr. Doolin received a bachelors degree from the University of Utah in Business in June 1998. Mr. Doolin has managed Hillside Tire & Service, in Salt Lake City, Utah, for the past four years and has worked with Jenson Services since 1998.

     Barry Richmond, Vice President and a director is 50 years of age. Mr. Richmond is currently a Colonel for the United States Army.

     Thomas J. Howells, Secretary and a director is 28 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a Bachelor of Arts degree in 1993. Mr. Howells has been working as an investment
consultant   with   Jenson   Services   since   1996.

Significant   Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between the officer and the directors of the Company.

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

Item 10. Executive Compensation.
         -----------------------

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
James         12/31/01    0     0     0     0      0     0   0
Doolin,       12/31/00    0     0     0  500,000   0     0   0
President,    12/31/99    0     0     0     0      0     0   0
Director


Barry         12/31/01    0     0     0     0      0     0   0
Richmond      12/31/00    0     0     0     0      0     0   0
Vice Pres./   12/31/99    0     0     0     0      0     0   0
Director

Thomas
Howells,      12/31/01    0     0     0     0      0     0   0
Secretary,
Director



Alycia
Anthony,      12/31/00    0     0     0  500,000   0     0   0
Ex-Secretary  12/31/99    0     0     0     0      0     0   0
Ex-Director


     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2001, 2000, or 1999, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of December 31, 2001, with the computations being based upon 3,641,959 shares of common stock being outstanding.


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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
James Doolin                     500,000              14%
5525 South 900 East #110
SLC, UT 84117

Barry Richmond                    13,709               0%
Po Box 62
Nineveh, IN 461313

Thomas Howells
5525 South 900 East #110
SLC, UT 84117                          0               0
                                -------              ------
All directors and
executive officers               513,709              14%
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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------
Reports on Form 8-K
-------------------
None, not applicable

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:02-08-02                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:02-08-02                          /S/JAMES DOOLIN
                                       James Doolin
                                       President and Director


Date:02-11-02                           /S/THOMAS HOWELLS
                                        Thomas Howells
                                        Secretary and Director