Form 10QSB
period 2002-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2002-08-13
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

                                 June 30, 2002
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      June 30, 2002 and December 31, 2001



                                                            06/30/2002          12/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         6,634        $    4,372
     Accrued Liabilities                                               0               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 6,634             4,472

         Total Liabilities                                         6,634             4,472
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (328,847)         (326,685)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (6,634)           (4,472)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Period Ended June 30, 2002, 2001 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2002

                                             Three Months Ended     Six Months Ended        Reactivation through,
                                              2002          2001    2002        2001          June 30, 2002



Revenues                                $      -       $      -      $   -      $  -         $     -

Operating expenses

    General and Administrative                 335          201      2,162         1,464           8,786

Total operating expenses                       335          201      2,162         1,464           8,786

Net Income Before Taxes                       (335)        (201)    (2,162)       (1,464)         (8,786)

Income taxes                                   -              -          -             -           1,329

Net (loss)                                    (335)        (201)    (2,162)       (1,464)        (10,115)
                                         ---------------------------------------------------------------
Basic and diluted (loss) per common share    (0.01)    $  (0.01)    $(0.01)        (0.01)          (0.01)
                                         ---------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959    3,641,959  3,641,959     3,641,959       2,804,687
                                         ===============================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Six Month Period Ended June 30, 2002, 2001 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2002

                                              Three Months Ended     Six Months Ended        Reactivation through,
                                              2002          2001     2002        2001            June 30, 2002
Cash Flows From Operating Activities


  Net (loss)                            $      (335)  $     (201)   $(2,162)    $  (1,464)            (10,115)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                   -             -         -            -                 1,000
    Increase/(Decrease) in current liabilities   -             -         -            -                     0
    Increase/(Decrease) in loans from           335          201      2,162         1,464               9,115
    shareholder
      Net cash flows from operating activities   -             -         -            -                     -

Cash Flows Provided by Financing Activities      -             -         -            -                     -

      Net Increase In Cash                       -             -         -            -                     -

      Beginning Cash Balance                     -             -         -            -                     -

      Ending Cash Balance                $       -             -         -            -                     -



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2002, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending June 30, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended June 30, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $335, stemming from general and administrative expenses.

Liquidity

     At June 30, 2002, the Company had total current assets of $0 and total liabilities of $6,634.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None; not applicable.

Item 2.Changes in Securities.

None; not applicable

Item 3.Defaults Upon Senior  Securities.

None; not applicable.

Item 4.Submission of Matters to a Vote of Security Holders.

None; not applicable

Item 5.Other Information.

None; applicable

Item 6.Exhibits and Reports on Form 8-K.

None; not applicable

(b)Reports on Form 8-K.

None; Not Applicable.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Energroup Technologies Corp., Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Doolin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:8/11/02                /S/JAMES DOOLIN
                            James Doolin, Chief Executive Officer and
                            Chief Financial Officer


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:8/11/02               /S/ JAMES DOOLIN
                            James Doolin, President and Director