Form 10QSB
period 2002-09-30
ENERGROUP TECHNOLOGIES CORP
filed 2002-11-14
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

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



                         4685 South Highland Dr., Suite 202
                            Salt Lake City, UT 84117
                            ------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (801)278-9424


                         5525 South 900 East, Suite 110
                           Salt Lake City, Utah 84117
                                   -----------
          (Former Name or Former Address, if changed since last Report)


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

                                 November 6, 2002
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                    September 30, 2002 and December 31, 2001



                                                            09/30/2002          12/31/2001
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         6,924        $    4,372
     Accrued Liabilities                                               0               100
     Income Taxes Payable                                              0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 6,924             4,472

         Total Liabilities                                         6,924             4,472
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (329,139)         (326,685)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (6,924)           (4,472)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Month Period Ended September 30, 2002, 2001 and for the Period from Reactivation [December 14, 1998] through September 30, 2002

                                             Three Months Ended     Nine Months Ended     Reactivation through,
                                              2002        2001      2002        2001      September 30, 2002
                                             =====       =====     =====       =====            =====


Revenues                                $        0  $         0  $     0    $      0     $           0
                                             -----        -----    -----       -----             -----
Operating expenses

    General and Administrative                 290          190    2,452       1,654             9,076
                                             -----        -----    -----       -----             -----
Total operating expenses                       290          190    2,452       1,654             9,076
                                             -----        -----    -----       -----             -----
Net Income before Taxes                       (290)        (190)  (2,452)     (1,654)           (9,076)
                                             =====        =====    =====       =====             =====
Income taxes                                     0            0        0           0             1,329

Net (loss)                                    (290)        (190)  (2,452)     (1,654)          (10,405)
                                             =====        =====    =====       =====             =====

Loss per common share                        (0.01)    $  (0.01) $ (0.01)   $  (0.01)
                                             =====        =====    =====       =====
Weighted Average Shares Outstanding      3,641,959    3,641,959 3,641,959   3,641,959




                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Nine Month Period Ended September 30, 2002, 2001 and for the Period from Reactivation [December 14, 1998] through September 30, 2002

                                              Three Months Ended     Nine Months Ended        Reactivation through,
                                              2002          2001      2002        2001         September 30, 2002
Cash Flows From Operating Activities         =====         =====     =====       =====         ==================


  Net (loss)                            $      (290)  $     (190)   $(2,452)    $ (1,645)             (10,405)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                    0            0          0            0                1,000
    Increase/(Decrease) in current liabilities    0            0          0            0                    0
    Increase/(Decrease) in loans from           290          190      2,452        1,654                9,405
    shareholder
                                              =====        =====     =====         =====                =====

      Net cash flows from
      operating activities                        0            0          0            0

      Cash Flows Provided by
      Financing Activities                        0            0          0            0

      Net Increase In Cash                        0            0          0            0

      Beginning Cash Balance                      0            0          0            0

      Ending Cash Balance                $        0            0          0            0



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2001, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending September 30, 2002, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended September 30, 2002, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $290, stemming from general and administrative expenses.

Liquidity

     At September 30, 2002, the Company had total current assets of $0 and total liabilities of $6,924.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date: 11/06/2002            /S/ JAMES DOOLIN
                            James Doolin, President and Director



Date: 11/06/2002            /S/ Thomas J. Howells
                            Thomas J. Howells, Secretary and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Energroup Technologies Corp.,(the "Company") on Form 10-QSB for the quarterly period ended September
30, 2002, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), James P. Doolin, President and Director and Thomas J. Howells, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




By/S/ James P. Doolin
President and Director
November 6, 2002



By/S/ Thomas J. Howells
Secretary and Director
November 6, 2002