Form 10QSB
period 2003-09-30
ENERGROUP TECHNOLOGIES CORP
filed 2003-11-13
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003.

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

                                October 27, 2003
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                   September 30, 2003 and December 31, 2002



                                                            09/30/2003          12/31/2002
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         9,169        $    6,999
     Accounts Payable                                                  0               100
     Accrued Interest                                                  0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 9,169             7,099

         Total Liabilities                                         9,169             7,099
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (318,732)         (318,732)
     Accumulated Deficit during Development Stage                (12,650)          (10,580)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (9,169)           (7,099)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
    For the Three and Six Month Period Ended September 30, 2003, 2002 and for the Period from Reactivation [December 14, 1998] through September 30, 2003

                                                                                              From the Beginning of
                                          Three Months Three Months Nine Months Nine Months     Development Stage on
                                             Ended         Ended     Ended       Ended         Dec 14, 1998 through
                                           9/30/2003     9/30/2002  9/30/2003  9/30/2002       September 30, 2003
                                           ---------     ---------  ---------  ---------          -------------


Revenue
    Income                              $        0     $       0     $    0     $      0     $               0
                                           -------       -------    -------    ---------          --------------
Operating expenses

    General and Administrative                 361           290      2,070        2,452                11,221

Total operating expenses                       361           290      2,070        2,452                11,221
                                           -------       -------    -------   ----------          --------------
Net Income Before Taxes                       (361)         (290)    (2,070)      (2,452)              (11,221)
                                           =======       =======    =======   ==========          ==============
Income/Franchise Taxes                           0             0          0            0                 1,429

Net (loss)                                    (361)         (290)    (2,070)      (2,452)              (12,650)
                                         -----------------------------------------------------------------------
Loss Per Share                               (0.01)    $    (0.01)  $ (0.01)       (0.01)                (0.01)
                                         -----------------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959      3,641,959 3,641,959    3,641,959             3,058,523
                                         ========================================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
    For the Three and Nine Month Periods Ended September 30, 2003, 2002 and
for the Period from Reactivation [December 14, 1998] through September 30, 2003
                                          Three Months Three Months  Nine Months Nine Months   From the Beginning of
                                             Ended        Ended        Ended      Ended        Reactivation through,
                                             2003          2002         2003       2002         September 30, 2003
                                          ------------ ------------  ---------- ----------   -----------------------
Cash Flows From Operating Activities
------------------------------------
  Net (loss)                            $       (361) $     (290)   $ (2,070)   $ (2,452)             (12,650)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                     0           0           0           0                3,481
    Increase/(Decrease) in accounts payable        0           0           0           0                    0
    Increase/(Decrease) in Shareholder loans     361         290       2,070       2,452                9,169
                                          ------------ ------------  ---------- -----------  -----------------------
      Net cash flows from operating activities     0           0           0           0                    0
                                          ============ ============  ========== ===========  =======================

      Net Cash Provided by Financing Activities    0           0           0           0                    0

      Net Increase In Cash                         0           0           0           0                    0

      Beginning Cash Balance                       0           0           0           0                    0

      Ending Cash Balance                $         0           0           0           0                    0
                                          ------------ ------------  ---------- -----------  -----------------------


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

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending September 30, 2003, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended September 30, 2003, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $361, stemming from general and administrative expenses.

Liquidity.
----------

     At September 30, 2003, the Company had total current assets of $0 and total liabilities of $9,169.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date: 11-6-03               By/S/ Stephen R. Fry
                            Stephen R. Fry, President and Director



Date: 11-6-03               By/S/ Thomas J. Howells
                            Thomas J. Howells, Secretary and Director

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



Dated: 11-6-03                     Signature:  By/S/ Stephen R. Fry
                                               ---------------------------
                                               Stephen R. Fry
                                               President and Director

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



Dated: 11-6-03                    Signature:   Thomas J. Howells
                                               ---------------------
                                               Thomas J. Howells
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Energroup Technologies Corp.,(the "Company") on Form 10-QSB for the quarterly period ended September
30, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Stephen R. Fry, President and Director and Thomas
J. Howells, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
-------------------------------
Stephen R. Fry
President and Director
Dated this 6th day of November, 2003.



By/S/ Thomas J. Howells
-----------------------
Thomas J. Howells
Secretary and Director
Dated this 6th day of November, 2003.