Form 10KSB
period 2003-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2004-03-29
CIK 766659

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2003
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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2003- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 17, 2003 - $161. There are approximately 161,459 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past three years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 22, 2004
                                    3,641,959

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended December 31, 2003, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2003, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaing its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2003, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

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

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2003

Statements of Operations for the years ended December 31, 2003 and 2002 and for the period from Reactivation [December 4, 1998] through December 31, 2003

Statements of Stockholders' Deficit for the period from Reactivation [December 4, 1998] through December 31, 2003.

Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the period from Reactivation [December 4, 1998] through December 31, 2003

Notes to Financial Statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
              Financial Statements and Independent Auditors' Report
                                December 31, 2003


                        ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                TABLE OF CONTENTS

                                                                                     Page

Independent Auditors' Report                                                          1

Balance Sheet -- December 31, 2003                                                    2

Statements of Operations for the years ended December 31, 2003 and 2002 and  for
the period from Reactivation [December 14, 1998] through December 31, 2003            3

Statements of Stockholders' Deficit for the years ended December 31, 2003, and 2002
and for the period from Reactivation [December 14, 1998] through December 31, 2003    4

Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for
the period from Reactivation [December 14, 1998] through December 31, 2003            5

Notes to Financial Statements                                                       6 -- 9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Energroup Technologies Corporation[a development stage company]


     We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002, and for the period from Reactivation [December 14, 1998] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002 and for the period from Reactivation through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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



                                    Mantyla McReynolds

Salt Lake City, Utah
March 5, 2004



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                                December 31, 2003


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
                                                                                                   =====================



                                        LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accrued liabilities                                                                           $                   100
  Payable to shareholders - NOTE 4                                                                                9,604
                                                                                                   ---------------------
                       Total Current Liabilities                                                                  9,704
                                                                                                   ---------------------
                           Total Liabilities                                                                      9,704

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 3,641,959 shares issued
   and outstanding - NOTE 4                                                                                       3,642
  Additional Paid-in Capital                                                                                    318,571
  Accumulated Deficit                                                                                          (318,732)
  Accumulated Deficit during development stage                                                                  (13,185)
                                                                                                   ---------------------
                      Total Stockholders' Deficit                                                                (9,704)
                                                                                                   ---------------------
              Total Liabilities and Stockholders' Deficit                                       $                     0
                                                                                                   =====================





                                   See accompanying notes to financial statements.

                                                          2


                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Operations
 For the Years Ended December 31, 2003 and 2002, and for the Period from Reactivation
                  [December 14, 1998] through December 31, 2003


                                                                                                              Reactivation
                                                                                                                 through
                                                                                                                December
                                                                     2003                  2002                 31, 2003
                                                               ----------------      ----------------      -------------------
Revenues                                                 $                   0   $                 0  $                     0

General & Administrative Expenses                                        2,505                 2,527                   11,656
                                                               ----------------      ----------------      -------------------

                    Operating Loss                                      (2,505)               (2,527)                 (11,656)

                                                               ----------------      ----------------      -------------------
             Net Loss Before Income Taxes                               (2,505)               (2,527)                 (11,656)

Current Year Provision for Income Taxes                                    100                   100                    1,529
                                                               ----------------      ----------------      -------------------

Net Loss                                                 $              (2,605)  $            (2,627) $               (13,185)
                                                               ================      ================      ===================


Loss Per Share                                           $                (.01)  $              (.01) $                  (.01)
                                                               ================      ================      ===================

Weighted Average Shares Outstanding                                  3,641,959              3,641,959                3,081,133
                                                               ================      ================      ===================



                                   See accompanying notes to financial statements.

                                                          3


                                         ENERGROUP TECHNOLOGIES CORPORATION
                                            [A Development Stage Company]
                                         Statements of Stockholders' Deficit
                For the Years Ended December 31, 2003 and 2002, and for the Period from Reactivation
                                    [December 14, 1998] through December 31, 2003


                                                                           Additional                                     Net
                                      Common              Common             Paid-in            Accumulated          Stockholders'
                                      Shares               Stock             Capital              Deficit               Deficit
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 14, 1998,
(Reactivation date)                   3,051,425   $          3,051  $           315,681  $          (318,732) $                  0
Net loss for the Period Ended
 December 31, 1998                                                                                         0                     0
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 31, 1998            3,051,425              3,051             315,681              (318,732)                     0
Reverse split, one for twenty,
September 30, 1999                   (2,889,966)            (2,890)              2,890                                           0
Issued stock to shareholder
for debt at par, September 30,        1,698,000              1,698                   0                                       1,698
1999
Issued stock to Directors for
services at par,  September
30, 1999                              1,000,000              1,000                   0                                       1,000
Issued stock to shareholder
for debt at par, October 31,            782,500                783                   0                                         783
1999
Net loss for the Year Ended
 December 31, 1999                                                                                    (3,807)               (3,807)
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 31, 1999            3,641,959              3,642             318,571              (322,539)                 (326)
Net loss for the Year Ended
December 31, 2000                                                                                     (2,492)               (2,492)
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 31, 2000            3,641,959              3,642             318,571              (325,031)               (2,818)
Net loss for the Year Ended
December 31, 2001                                                                                     (1,654)               (1,654)
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 31, 2001            3,641,959              3,642             318,571              (326,685)               (4,472)
Net loss for the Year Ended
December 31, 2002                                                                                     (2,627)               (2,627)
                                  --------------       ------------      --------------       ---------------       ---------------
Balance, December 31, 2002            3,641,959  $          3,642  $           318,571  $           (329,312) $             (7,099)
                                  --------------       ------------      --------------       ---------------       ---------------
Net loss for the Year Ended
December 31, 2003                                                                                     (2,605)               (2,605)
                                  ---------------      ------------      --------------       ---------------       ---------------
Balance, December 31, 2003            3,641,959  $          3,642  $           318,571  $           (331,917) $             (9,704)
                                  ==============       ============      ==============      ===============        ===============




                 See accompanying notes to financial statements.

                                        4

                                         ENERGROUP TECHNOLOGIES CORPORATION
                                            [A Development Stage Company]
                                               Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002, and for the Period from Reactivation
                                    [December 14, 1998] through December 31, 2003

                                                                                                                 Reactivation
                                                                                                                   through
                                                                                                                   December
                                                                            2003                2002               31, 2003
                                                                       ---------------      -------------      ----------------
Cash Flows from Operating Activities
Net Loss                                                           $           (2,605) $          (2,627)  $           (13,185)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares for directors for services                                       0                  0                 3,381
     Increase in liability to shareholder                                       2,605              2,627                 9,704
     Increase in current liabilities                                                0                  0                   100
                                                                       ---------------      -------------      ----------------
             Net Cash Used for Operating Activities                                 0                  0                     0

                 Net Increase/(Decrease) in Cash                                    0                  0                     0

Beginning Cash Balance                                                              0                  0                     0
                                                                       ---------------      -------------      ----------------

Ending Cash Balance                                                $                0  $               0   $                 0
                                                                       ===============      =============      ================

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest                           $                0  $               0   $                 0
  Cash paid during the year for income taxes                                        0                  0                     0
  Issued common stock for shareholder debt                                          0                  0                 3,381
                                                                       ===============      =============      ================


                 See accompanying notes to financial statements.

                                        5

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003

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

     The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

                  (b)      Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of this change in accounting for income taxes as of December 31, 2003 is $0 due to the valuation allowance established as described in Note 3.

                  (c)      Net Loss Per Common Share

     Loss per common share is based on the weighted-average number of shares outstanding.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [Continued]


NOTE 1            ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES [continued]

                  (d)    Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2003.

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

NOTE 2            LIQUIDITY/GOING CONCERN

     The Company has accumulated losses since Reactivation through December 31, 2003 amounting to $13,185, has no assets, and has a net working capital deficiency at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management  plans include finding a  well-capitalized  merger  candidate to
recommence  its  operations.   The  financial  statements  do  not  include  any
adjustments that might result from the outcome of this uncertainty.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2003
                                   [Continued]

NOTE 3            INCOME TAXES

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The income tax provision for the current year represents state franchise taxes paid to bring the Company current.

                                                        NOL
Description                                           Balance            Tax              Rate
   Federal Income Tax                                      $12,056          $1,808         15%
   State Income Tax                                         11,556             578         5%
   Valuation allowance                                                     (2,386)
                                                                   ---------------
        Deferred tax asset 12/31/03                                             $0

     The allowance has increased $290 from $2,096 as of December 31, 2002. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.

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

     Additional post split shares have been issued in the following manner:

Description                                                                     Number of Shares
-----------------------------------------------------        -----------------------------------
Issued to consultant for services at par                                               2,480,500
Issued to directors for services at par                                                1,000,000
                                                                                       ---------
     Total post-split shares issued                                                    3,480,500


                                                          8

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                          Notes to Financial Statements
                                December 31, 2002
                                   [Continued]

NOTE 4            COMMON STOCK/RELATED PARTY TRANSACTIONS [continued]

     A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2003 and 2002, of $2,605 and $2,627, respectively. The Company has recorded a liability to the shareholder of $9,604, as of December 31, 2003. The balance is payable on demand and is non-interest bearing.

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

Business Experience.
--------------------

     Stephen R. Fry, President and a director is 31 years of age. Mr. Fry received bachelor degrees from the University of Utah in Communications and Spanish in June 1995. Mr. Fry has owned Diamond Executive Detail, a Utah LLC since 1995.

     Barry Richmond, Vice President and a director is 51 years of age. Mr. Richmond is currently a Colonel for the United States Army.

     Thomas J. Howells, Secretary and a director is 32 years of age. Mr. Howells graduated from Westmister College of Salt Lake City, Utah, with a bachelors degree in Business in 1995. Currently, Mr. Howells is pursuing a MBA from Westmister College. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

Committees
----------

     There are no established committees.

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

Code of Ethics.
---------------

     The Company is in the process of adopting a Code of Ethics for our executive officers. We expect to adopt such a Code of Ethics at our next Board of Directors meeting.

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

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Stephen R.    12/31/03    0     0     0     0      0     0   0
Fry           12/31/02    0     0     0     0      0     0   0
President,
Director

James
Doolin,       12/31/03    0     0     0     0      0     0   0
President,    12/31/02    0     0     0     0      0     0   0
Director      12/31/01    0     0     0     0      0     0   0


Barry
Richmond      12/31/03    0     0     0     0      0     0   0
Vice Pres./   12/31/02    0     0     0     0      0     0   0
Director      12/31/01    0     0     0     0      0     0   0

Thomas        12/31/03    0     0     0     0      0     0   0
Howells       12/31/02    0     0     0     0      0     0   0
Secretary     12/31/01    0     0     0     0      0     0   0
Director


Alycia        12/31/01    0     0     0     0      0     0   0
Anthony,      12/31/00    0     0     0     0      0     0   0
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of December 31, 2003, with the computations being based upon 3,641,959 shares of common stock being outstanding.

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of 12/31/2003:

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

        None; Not Applicable.

Exhibits
--------

        None; Not Applicable.

Item 14.  Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participatin of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon cetain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 15.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and 2002:

        Fee category                            2003            2002
        ------------                            ----            ----

        Audit fees                            $ 1,424         $ 1,352

        Audited-related fees                  $   906         $   620

        Tax fees                              $   175         $   140

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 2,505         $ 2,112

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal acountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:  3/22/04                         By/S/Stephen R. Fry
                                       Stephen R. Fry
                                       President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:  3/22/04                         By/S/Stephen R. Fry
                                       Stephen R. Fry
                                       President and Director


Date:  3/22/04                          By/S/Thomas J. Howells
                                        Thomas J. Howells
                                        Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Stephen R. Fry, President of Energroup Technologies Corporation (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-22-04                          Signature: By/S/ Stephen R. Fry
        -----------------                          -----------------------
                                                   Stephen R. Fry
                                                   President

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas J. Howells, Secretary of Energroup Technologies Corporation (the "Registrant"), certify that:

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

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"), and presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures; and

          c) disclosed in this Annual Report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter, that has materialy affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.



Dated:  3-22-04                     Signature:  By/S/ Thomas J. Howells
        -----------------                       -----------------
                                                Thomas J. Howells
                                                Secretary,Treasurer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Energroup Technologies Corporation (the "Registrant") on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), We, Stephen R. Fry, President and director and Thomas J. Howells, Secretary,Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


By/S/ Stephen R. Fry
-----------------
Stephen R. Fry
President and Director
Dated this __nd day of March, 2004


By/S/ Thomas J. Howells
-----------------
Thomas J. Howells
Secretary, Treasurer and Director
Dated this __nd day of March, 2004