Form 10QSB
period 2004-03-31
ENERGROUP TECHNOLOGIES CORP
filed 2004-04-27
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004.

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

                                  April 26, 2004
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                     March 31, 2004 and December 31, 2003



                                                            03/31/2004          12/31/2003
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $         9,818        $    9,604
     Accounts Payable                                                100               100
     Accrued Interest                                                  0                 0
                                                          --------------        ----------
         Total Current Liabilities                                 9,918             9,704

         Total Liabilities                                         9,918             9,704
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (318,732)         (318,732)
     Accumulated Deficit during Development Stage                (13,399)          (13,185)
                                                          --------------        ----------
         Total Stockholders' Deficit                              (9,918)           (9,704)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
            For the Three Month Period Ended March 31, 2004, 2003 and
   for the Period from Reactivation [December 14, 1998] through March 31, 2004

                                                                               From the Beginning of
                                                     Six Months Six Months     Development Stage on
                                                       Ended       Ended         Dec. 4, 1998 through
                                                     6/30/2003  6/30/2002          June 30, 2003
                                                     ---------  ---------          -------------


Revenue
    Income                                            $    0     $      0     $               0
                                                     -------    ---------          --------------
Operating expenses

    General and Administrative                           214          519                11,870

Total operating expenses                                 214          519                11,870
                                                      -------   ----------          --------------
Net Income Before Taxes                                 (214)        (519)              (11,870)
                                                      =======   ==========          ==============
Income/Franchise Taxes                                     0            0                 1,529

Net (loss)                                              (214)        (519)              (13,399)
                                                      -------   -----------         --------------
Loss Per Share                                       $ (0.01)       (0.01)                (0.01)
                                                      -------   -----------         --------------
Weighted Average Shares Outstanding                3,641,959    3,641,959             3,105,872
                                                    =========   ===========         ===============



                       Energroup Technologies Corporation
                            STATEMENTS OF CASH FLOWS
           For the Three Month Periods Ended March 31, 2004, 2003 and
   for the Period from Reactivation [December 14, 1998] through March 31, 2004

                                                                                         From the Beginning of
                                                      Three Months      Three Months        Reactivation on
                                                          Ended             Ended      December 14, 1999 through
                                                        3/31/2004         3/31/2003         March 31, 2004
                                                      --------------    --------------   ----------------------

                                                       [Unaudited]       [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------------
  Net Loss                                          $          (214)  $          (519)                 (13,399)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                                    0                 0                    3,381
    Increase/(Decrease) in accounts payable                       0                 0                      100
    Increase/(Decrease) in Shareholder Loans                    241               519                    9,918
                                                      --------------    --------------   ----------------------
      Net Cash Used For Operating Activities                      0                 0                        0
                                                      ==============    ==============   ======================

Cash Flows Provided by Financing Activities
------------------------------------------------------


      Net Cash Provided by Financing Activities                   0                 0                        0

      Net Increase In Cash                                        0                 0                        0

      Beginning Cash Balance                                      0                 0                        0

      Ending Cash Balance                         $               0 $               0 $                      0
                                                      --------------    --------------   ----------------------



NOTES TO FINANCIAL STATEMENTS: Interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods. The December 31, 2003, balance sheet has been derived from the audited financial statements. These interim financial statements conform with the requirements for interim financial statements and consequently do not include all the disclosures normally required by generally accepted accounting principles.

Item 2.Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company has not engaged in any material operations in the period ending March 31, 2004, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.

     The Company has had no operations during the quarterly period ended March 31, 2004, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $214, stemming from general and administrative expenses.

Liquidity

     At March 31, 2004, the Company had total current assets of $0 and total liabilities of $9,918.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:   4-26-04             By/S/ Stephen R. Fry
                            Stephen R. Fry, President and Director



Date:  4-26-04              By/S/ Thomas J. Howells
                            Thomas J. Howells, Secretary and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Stephen R. Fry, President and Director of Energroup Technologies Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Energroup Technologies Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               By/S/ Stephen R. Fry
                                               ----------------------
                                               Stephen R. Fry
                                               President and Director

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Thomas J. Howells, Secretary, Treasurer and Director of Energroup Technologies Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Energroup Technologies Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect ot the perod covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based upon such evaluation; and

          c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materialy affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Dated:  4-26-04
                                               Thomas J. Howells
                                               ------------------
                                               Thomas J. Howells
                                               Sec., Tres., and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Energroup Technologies Corporation, (the "Company") on Form 10-QSB for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Stephen R. Fry, President and Director and Thomas
J. Howells, Secretary/Treasurer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
--------------------
Stephen R. Fry
President and Director

Dated this 26th day of April, 2004



By/S/ Thomas J. Howells
------------------
Thomas J. Howells
Secretary/Treasurer and Director

Dates this 26th day of April, 2004