Form 10QSB
period 2004-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2004-07-16
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004.

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

                                   July 7, 2004
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  Balance Sheet
                      June 30, 2004 and December 31, 2003



                                                            06/30/2004          12/31/2003
                                                          --------------        ----------
                                                           [Unaudited]
                                          ASSETS


Assets                                                   $             0        $        0

                                                          --------------        ----------
         Total Assets                                    $             0        $        0
                                                          ==============        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Loans from stockholders                             $        11,674        $    9,604
     Accounts Payable                                                100               100
     Accrued Interest                                                  0                 0
                                                          --------------        ----------
         Total Current Liabilities                                11,774             9,704

         Total Liabilities                                        11,774             9,704
                                                          --------------        ----------

Stockholders' Deficit:
     Common Stock, $.001 par value;
         authorized 50,000,000 shares; issued and
         outstanding, 3,641,959 shares                             3,642             3,642
     Paid-in Capital                                             318,571           318,571
     Accumulated Deficit                                        (318,732)         (318,732)
     Accumulated Deficit during Development Stage                (15,255)          (13,185)
                                                          --------------        ----------
         Total Stockholders' Deficit                             (11,774)           (9,704)

                                                          --------------        ----------
         Total Liabilities and Stockholders' Deficit     $             0        $        0
                                                          ==============        ==========



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Period Ended June 30, 2004, 2003 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2004

                                                                                              From the Beginning of
                                          Three Months Three Months Six Months Six Months     Development Stage on
                                             Ended         Ended     Ended       Ended         Dec 14, 1998 through
                                           6/30/2004     6/30/2003  6/30/2004  6/30/2003          June 30, 2004
                                           ---------     ---------  ---------  ---------          -------------


Revenue
    Income                              $        0     $       0     $    0     $      0     $               0
                                           -------       -------    -------    ---------          --------------
Operating expenses

    General and Administrative               1,856         1,190      2,070        1,709                13,726

Total operating expenses                     1,856         1,190      2,070        1,709                13,726
                                           -------       -------    -------   ----------          --------------
Net Income Before Taxes                     (1,856)       (1,190)    (2,070)      (1,709)              (13,726)
                                           =======       =======    =======   ==========          ==============
Income/Franchise Taxes                           0           100          0          100                 1,529

Net (loss)                                  (1,856)       (1,290)    (2,070)      (1,809)              (15,255)
                                         -----------------------------------------------------------------------
Loss Per Share                               (0.01)    $    (0.01)  $ (0.01)       (0.01)                (0.01)
                                         -----------------------------------------------------------------------
Weighted Average Shares Outstanding      3,641,959      3,641,959 3,641,959    3,641,959             3,018,932
                                         ========================================================================



                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            Statements of Cash Flows
        For the Three and Six Month Periods Ended June 30, 2004, 2003 and
  for the Period from Reactivation [December 14, 1998] through June 30, 2004
                                          Three Months Three Months  Six Months Six Months   From the Beginning of
                                             Ended        Ended        Ended      Ended        Reactivation through,
                                           6/30/2004    6/30/2003    6/30/2004  6/30/2003        June 30, 2004
                                          ------------ ------------  ---------- ----------   -----------------------
Cash Flows From Operating Activities
------------------------------------
  Net (loss)                            $     (1,856) $   (1,290)   $ (2,070)   $ (1,809)             (15,255)
  Adjustments to reconcile net (loss) to net
    cash used in operating activities
    Shares issued for services                     0           0           0           0                3,481
    Increase/(Decrease) in accounts payable        0         100           0         100               (1,529)
    Increase/(Decrease) in Shareholder loans   1,856       1,190       2,070       1,709               13,303
                                          ------------ ------------  ---------- -----------  -----------------------
      Net cash flows from operating activities     0           0           0           0                    0
                                          ============ ============  ========== ===========  =======================

      Net Cash Provided by Financing Activities    0           0           0           0                    0

      Net Increase In Cash                         0           0           0           0                    0

      Beginning Cash Balance                       0           0           0           0                    0

      Ending Cash Balance                $         0           0           0           0                    0
                                          ------------ ------------  ---------- -----------  -----------------------


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

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending June 30, 2004, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended June 30, 2004, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,856, stemming from general and administrative expenses.

Liquidity.
----------

     At June 30, 2004, the Company had total current assets of $0 and total liabilities of $11,774.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date: 7-14-04              By/S/ Stephen R. Fry
                            Stephen R. Fry, President and Director



Date: 7-14-04               By/S/ Thomas J. Howells
                            Thomas J. Howells, Secretary and Director

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



Dated:  7-14-04                    Signature:  By/S/ Stephen R. Fry
                                               ---------------------------
                                               Stephen R. Fry
                                               President and Director

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



Dated:  7-14-04                   Signature:  By/S/ Thomas J. Howells
                                               ---------------------
                                               Thomas J. Howells
                                               Secretary, Treasurer and Director

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Energroup Technologies Corp.,(the "Company") on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I(We), Stephen R. Fry, President and Director and Thomas J. Howells, Secretary and Director, of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



By/S/ Stephen R. Fry
-------------------------------
Stephen R. Fry
President and Director
Dated this 14th day of July, 2004.



By/S/ Thomas J. Howells
-----------------------
Thomas J. Howells
Secretary and Director
Dated this 14th day of July, 2004.