Form 10KSB
period 2004-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2005-03-28
CIK 766659

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended December 31, 2004
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



Securities Registered under Section 12(b) of the Exchange Act: None
Name of Each Exchange on Which Registered:                     NASD
Securities Registered under Section 12(g) of the Exchange Act: $0.001 par value common stock


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


     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2004- $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 2, 2005 - $161. There are approximately 161,459 shares of common voting stock of the Company not held by affiliates. Because there has been no "public market" for the Company's common stock during the past three years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)
None, Not applicable.


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                  March 1, 2005
                                    3,641,959

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

     On October 1, 1999, the Articles of Incorporation were amended to reflect a 20 to 1 reverse split of the Company's issued and outstanding common stock, while retaining the current authorized capital and par value, with appropriate adjustments in the stated capital accounts and capital surplus accounts; provided, however, that no stockholder, computed on a per stock certificate or record basis on the effective date hereof, currenly owning 100 or more shares was reduced to less than 100 shares as a result of the reverse split and that no stockholder owning less than 100 shares, on the per stock certificate or record basis on the effective date hereof, was affected by the reverse split.

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

     There has been no "established public market" for the Company's common stock during the last five years. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted on the OTC
Bulletin Board of the NASD under the symbol "ENGR". Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

     The Company's Form 211 Application was accepted March 17, 2005 by the NASD and is now listed on the OTC Bulletin Board under the symbol "ENRG".

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the year ended December 31, 2004, no matter was submitted to a vote of the Company's securities holders, whether through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------

Equity Compensation Plans.
--------------------------

     The Company does not currently have nor does it intend on implementing an Equity Compensation Plan.

Market Information.
-------------------

     The Company's common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD") on March 17, 2005 under the symbol "ENRG". There is currently no established "public market" for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 163.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchasers.
-----------

     None; not applicable.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. As of December 31, 2004, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed
$25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

     At December 31, 2004, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

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

Item 7.  Financial Statements.
------------------------------

Independent Auditors' Report

Balance Sheet -- December 31, 2004

Statements of Operations for the years ended December 31, 2004 and 2003 and for the period from Reactivation [December 4, 1998] through December 31, 2004

Statements of Stockholders' Deficit for the period from Reactivation [December 4, 1998] through December 31, 2004.

Statements of Cash Flows for the years ended December 31, 2004 and 2003 and for the period from Reactivation [December 4, 1998] through December 31, 2004

Notes to Financial Statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
Financial Statements and Report of Independent Registered Public Accounting Firm
                                December 31, 2004




                              ENERGROUP TECHNOLOGIES CORPORATION
                                 [A Development Stage Company]
                                       TABLE OF CONTENTS


                                                                                                                               Page

Report of Independent Registered Public Accounting Firm                                                                          1

Balance Sheet -- December 31, 2004                                                                                               2

Statements of Operations for the years ended December 31, 2004 and 2003 and  for
the period from Reactivation [December 14, 1998] through December 31, 2004                                                       3

Statements of Stockholders' Deficit for the years ended December 31, 2004, and
2003 and for the period from Reactivation [December 14, 1998] through December                                                   4
31, 2004

Statements of Cash Flows for the years ended December 31, 2004 and 2003, and
for the period from Reactivation [December 14, 1998] through December 31, 2004                                                   5

Notes to Financial Statements                                                                                                 6 -- 9


                   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Energroup Technologies Corporation [a development stage company]


We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003, and for the period from Reactivation [December 14, 1998] through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 2004, and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 and for the period from Reactivation through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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



                                                              Mantyla McReynolds

Salt Lake City, Utah
February 15, 2005



                              ENERGROUP TECHNOLOGIES CORPORATION
                                [A Development Stage Company]
                                        Balance Sheet
                                      December 31, 2004


                                            ASSETS


Assets                                                                         $                 0
                                                                                 ------------------
                       Total Assets                                            $                 0
                                                                                 ==================



                            LIABILITIES AND STOCKHOLDERS' DEFICIT



Liabilities:
  Current Liabilities:
  Accrued liabilities                                                          $               100
  Payable to shareholders - NOTE 4                                                          13,070
                                                                                 ------------------
                 Total Current Liabilities                                                  13,170
                                                                                 ------------------
                     Total Liabilities                                                      13,170

Stockholders' Deficit:
  Capital Stock -- 50,000,000 shares authorized having a
   par value of $.001 per share; 3,641,959 shares issued
   and outstanding - NOTE 4                                                                  3,642
  Additional Paid-in Capital                                                               318,571
  Accumulated Deficit                                                                     (318,732)
  Accumulated Deficit during development stage                                             (16,651)
                                                                                 ------------------
                Total Stockholders' Deficit                                                (13,170)
                                                                                 ------------------
        Total Liabilities and Stockholders' Deficit                            $                 0
                                                                                 ==================








                       See accompanying notes to financial statements.
                                              2



                              ENERGROUP TECHNOLOGIES CORPORATION
                                [A Development Stage Company]
                                   Statements of Operations
     For the Years Ended December 31, 2004 and 2003, and for the Period from Reactivation
                        [December 14, 1998] through December 31, 2004


                                                                                         Reactivation
                                                                                            through
                                                                                           December
                                                        2004              2003             31, 2004
                                                   --------------     -------------     ---------------
Revenues                                       $               0  $              0  $                0

General & Administrative Expenses                          3,366              2,505             15,022
                                                   --------------     -------------     ---------------

               Operating Loss                             (3,366)           (2,505)            (15,022)

                                                   --------------     -------------     ---------------
        Net Loss Before Income Taxes                      (3,366)           (2,505)            (15,022)

Current Year Provision for Income Taxes                      100               100                1,629
                                                   --------------     -------------     ---------------

Net Loss                                       $          (3,466) $         (2,605) $          (16,651)
                                                   ==============     =============     ===============


Loss Per Share                                 $            (.01) $           (.01) $             (.01)
                                                   ==============     =============     ===============

Weighted Average Shares Outstanding                    3,641,959          3,641,959           3,174,054
                                                   ==============     =============     ===============












                       See accompanying notes to financial statements.


                              ENERGROUP TECHNOLOGIES CORPORATION
                                [A Development Stage Company]
                             Statements of Stockholders' Deficit
     For the Years Ended December 31, 2004 and 2003 and for the Period from Reactivation
                        [December 14, 1998] through December 31, 2004


                                                                 Additional                             Net
                                   Common          Common          Paid-in        Accumulated      Stockholders'
                                   Shares           Stock          Capital          Deficit           Deficit
                                 ------------     ----------     ------------      -----------      -------------
Balance, December 14, 1998,
(Reactivation date)               3,051,425  $       3,051  $        315,681 $      (318,732) $               0

Net loss for the Period Ended
 December 31, 1998                                                                         0                  0
                                ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1998        3,051,425         3,051          315,681         (318,732)                  0

Reverse split, one for twenty,
September 30, 1999               (2,889,966)        (2,890)            2,890                                   0

Issued stock to shareholder for
debt at par, September 30, 1999   1,698,000          1,698                0                               1,698

Issued stock to Directors for
services at par,  September 30,
1999                              1,000,000          1,000                0                               1,000

Issued stock to shareholder for
debt at par, October 31, 1999       782,500            783                0                                 783

Net loss for the Year Ended
 December 31, 1999                                                                   (3,807)             (3,807)
                                ------------     ----------     ------------      -----------      -------------
Balance, December 31, 1999        3,641,959          3,642          318,571        (322,539)               (326)

Net loss for the Year Ended
December 31, 2000                                                                    (2,492)             (2,492)
                                ------------     ----------     ------------      -----------      -------------
Balance, December 31, 2000        3,641,959          3,642          318,571        (325,031)             (2,818)

Net loss for the Year Ended
December 31, 2001                                                                    (1,654)             (1,654)
                                ------------     ----------     ------------      -----------      -------------
Balance December 31, 2001         3,641,959          3,642          318,571        (326,685)             (4,472)

Net loss for the Year Ended
December 31, 2002                                                                    (2,627)             (2,627)
                                ------------     ----------     ------------      -----------      -------------
Balance, December 31, 2002        3,641,959          3,642          318,571        (329,312)             (7,099)

Net loss for the Year Ended
December 31, 2003                                                                    (2,605)             (2,605)
                                ------------     ----------     ------------      -----------      -------------
December 31, 2003                 3,641,959          3,642          318,571        (331,917)             (9,704)

Net loss for the Year Ended
December 31, 2004                                                                    (3,466)             (3,466)
                                ------------     ----------     ------------      -----------      -------------
December 31, 2004                 3,641,959 $        3,642 $        318,571 $      (335,383) $          (13,170)
                                ============     ==========     ============      ===========      =============



                         See accompanying notes to financial statements.


                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                    Statements of Cash Flows
      For the Years Ended December 31, 2004 and 2003, and for the Period from Reactivation
                          [December 14, 1998] through December 31, 2004

                                                                                           Reactivation
                                                                                              through
                                                                                             December
                                                              2004            2003           31, 2004
                                                           -----------     -----------     -------------
Cash Flows from Operating Activities
Net Loss                                               $       (3,466)  $      (2,605) $        (16,651)
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Issued shares to directors for services                         0               0             3,381
     Increase in liability to shareholder                        3,466           2,605            13,170
     Increase in current liabilities                                 0               0               100
                                                           -----------     -----------     -------------
        Net Cash Used for Operating Activities                       0               0                 0

            Net Increase/(Decrease) in Cash                          0               0                 0

Beginning Cash Balance                                               0               0                 0
                                                           -----------     -----------     -------------

Ending Cash Balance                                    $             0   $           0  $              0
                                                           ===========     ===========     =============

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest               $             0   $           0  $              0
  Cash paid during the year for income taxes                         0               0                 0
  Issued common stock for shareholder debt                           0               0             3,381





                         See accompanying notes to financial statements.

                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004


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

          The financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The following summarizes the more significant of such policies:

               (b)    Income Taxes

          The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

               (c)    Net Loss Per Common Share

          Loss per common share is based on the weighted-average number of shares outstanding.

                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 1         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES [continued]

               (d)    Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2004.

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

NOTE 2         LIQUIDITY/GOING CONCERN

          The Company has accumulated losses since Reactivation through December 31, 2004 amounting to $16,651, has no assets, and has a net working capital deficiency at December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include finding a well-capitalized merger candidate to recommence its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 3         INCOME TAXES

          Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The income tax provision for the current year represents state franchise taxes paid to bring the Company current.

                                             NOL
Description                                Balance          Tax           Rate
   Federal Income Tax                          $15,522        $2,328      15%
   State Income Tax                             11,556           578       5%
   Valuation allowance                                       (2,906)
                                                       -------------
        Deferred tax asset 12/31/04                               $0

          The allowance has increased $520 from $2,386 as of December 31, 2003. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.

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

                               ENERGROUP TECHNOLOGIES CORPORATION
                                  [A Development Stage Company]
                                  Notes to Financial Statements
                                        December 31, 2004
                                           [Continued]

NOTE 4         COMMON STOCK/RELATED PARTY TRANSACTIONS [continued]

          A shareholder has paid general and administrative expenses on behalf of the Company, through December 31, 2004 and 2003, of $3,466 and $2,605, respectively. The Company has recorded a liability to the shareholder of $13,070, as of December 31, 2004. The balance is payable on demand and is non-interest bearing.

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

Business Experience.
--------------------

     Stephen R. Fry, President and a director is 32 years of age. Mr. Fry received bachelor degrees from the University of Utah in Communications and Spanish in June 1995. Mr. Fry has owned Diamond Executive Detail, a Utah LLC since 1995.

     Barry Richmond, Vice President and a director is 52 years of age. Mr. Richmond is currently a Colonel for the United States Army.

     Thomas J. Howells, Secretary and a director is 32 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a bachelors degree in Business in 1995 and Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

Committees
----------

     There are no established committees. The Company does not currently have a financial expert serving on an audit committee as one does not currently exist.

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

Item 10. Executive Compensation.
--------------------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation
                    Annual Compensation   Awards  Payouts
(a)             (b)   (c)   (d)   (e)    (f)   (g)    (h)   (i)

                                               Secur-
                                               ities         All
Name and   Year or               Other   Rest- Under-  LTIP  Other
Principal  Period   Salary Bonus Annual  ricte dlying  Pay-  Comp-
Position   Ended      ($)   ($)  Compen- Stock Options outs  ensat'n
-----------------------------------------------------------------
Stephen R.    12/31/04    0     0     0     0      0     0   0
Fry           12/31/03    0     0     0     0      0     0   0
President,    12/31/02    0     0     0     0      0     0   0
Director

James
Doolin,
FORMER
President,    12/31/03    0     0     0     0      0     0   0
Director      12/31/02    0     0     0     0      0     0   0


Barry
Richmond      12/31/04    0     0     0     0      0     0   0
Vice Pres./   12/31/03    0     0     0     0      0     0   0
Director      12/31/02    0     0     0     0      0     0   0

Thomas        12/31/04    0     0     0     0      0     0   0
Howells       12/31/03    0     0     0     0      0     0   0
Secretary     12/31/02    0     0     0     0      0     0   0
Director



     On September 24, 1999 the Company authorized the issuance of 500,000 shares of its "unregistered" and "restricted" securities to be issued to James Doolin, a former President and Director and Alycia Anthony, a former Secretary and
Director. Other than the aforementioned, no cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 2004, 2003, or 2002, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of December 31, 2004, with the computations being based upon 3,641,959 shares of common stock being outstanding.

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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of 12/31/2004:

                            Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------
Steve Fry                           0                 0
808 East 1300 South
Salt Lake City, UT  84105

Thomas J. Howells*                   0                 0
468 Highland Dr., Suite 202
Salt Lake City, UT  84117

Barry Richmond                    13,709              0%
Po Box 62
Nineveh, IN 46131
                                -------              ------
All directors and
executive officers               513,709              14%
as a group (3 persons)

     * Mr. Howells is employed by Jenson Services, Inc., the Company's majority shareholder, however he is not deemed a beneficial owner of the Jenson Services shares. See the caption "Security Ownership of Certain Beneficial Shares" above.

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

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

        None; Not Applicable.

Exhibits
--------

EX 31.1 Certification of Steve Fry,  the Company's President,  pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Thomas J. Howells, the Company's Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32   Certification  of Steve Fry and Thomas Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002


Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------

     The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2004 and 2003:

        Fee category                            2004            2003
        ------------                            ----            ----

        Audit fees                            $ 2,708         $ 2,330

        Audited-related fees                  $     0         $     0

        Tax fees                              $     0         $   175

        All other fees                        $     0         $     0
                                                -----           -----
        Total fees                            $ 2,708         $ 2,505

     Audit Fees. Consists of fees for professional services rendered by our principal accountants for the audit of the Company's annual financial statements and review of the financial statements included in the Company's Forms 10-KSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors.
---------------------------------

     The Company has not adopted an Audit Committee, therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:  3/24/05                         By/S/Stephen R. Fry
                                       Stephen R. Fry
                                       President and Director



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                       ENERGROUP TECHNOLOGIES CORPORATION



Date:  3/24/05                         By/S/Stephen R. Fry
                                       Stephen R. Fry
                                       President and Director


Date:  3/24/05                          By/S/Thomas J. Howells
                                        Thomas J. Howells
                                        Secretary and Director