Form 10QSB
period 2005-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2005-08-09
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005.

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

                                  July 10, 2005
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       ENERGROUP TECHNOLOGIES CORPORATION
                                 BALANCE SHEETS
                                 June 30, 2005

                                                                            6/30/2005
                                                                         -----------------
                                                                           [Unaudited]
                                         ASSETS

Assets                                                                 $                0

                                                                         -----------------
           Total Assets                                                $                0
                                                                         =================

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                          $           15,656
      Accounts Payable                                                                100
      Accrued Interest                                                                  0
                                                                         -----------------
           Total Current Liabilities                                               15,756

           Total Liabilities                                                       15,756
                                                                         -----------------

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 3,641,959 shares                                            3,642
      Paid-in Capital                                                             318,571
      Accumulated Deficit                                                        (318,732)
      Accumulated Deficit during development stage                                (19,237)
                                                                         -----------------
           Total Stockholders' Deficit                                            (15,756)

                                                                         -----------------
           Total Liabilities and Stockholders' Deficit                 $                0
                                                                         =================

                       ENERGROUP TECHNOLOGIES CORPORATION
                            STATEMENTS OF OPERATIONS
        For the Three and Six Month Periods Ended June 30, 2005, 2004 and
   for the Period from Reactivation [December 14, 1998] through June 30, 2005

                                                                                                 From the Beginning of
                                        Three Months   Three Months  Six Months    Six Months     Development Stage on
                                           Ended         Ended          Ended         Ended       Dec 4, 1998 through
                                         6/30/2005     6/30/2004      6/30/2005     6/30/2004        6/30/2005
                                        ------------  ------------   ------------  ------------   -----------------
                                         [Unaudited]   [Unaudited]    [Unaudited]   [Unaudited]     [Unaudited]
REVENUE
     Income                           $           0 $           0  $           0 $           0  $                0
                                        ------------  ------------   ------------  ------------   -----------------
NET REVENUE                                       0             0              0             0                   0

Operating Expenses
     General and Administrative               1,045         1,856          2,586         2,070              17,608

                                        ------------  ------------   ------------  ------------   -----------------
Total Operating Expenses                      1,045         1,856          2,586         2,070              17,608

                                        ------------  ------------   ------------  ------------   -----------------
Net Loss Before Taxes                 $      (1,045)$      (1,856) $      (2,586)$      (2,070) $          (17,608)
                                        ------------  ------------   ------------  ------------   -----------------
Income/Franchise taxes                            0             0              0             0               1,629
                                        ------------  ------------   ------------  ------------   -----------------
Net loss                                     (1,045)       (1,856)        (2,586)       (2,070)            (19,237)
                                        ============  ============   ============  ============   =================
Net Loss Per Share                    $       (0.01)$       (0.01) $       (0.01)$       (0.01) $            (0.01)
                                        ============  ============   ============  ============   =================
Weighted Average Shares Outstanding       3,641,959     3,641,959      3,641,959     3,641,959           3,174,054
                                        ============  ============   ============  ============   =================


                         ENERGROUP TECHNOLOGIES CORPORATION
                              STATEMENTS OF CASH FLOWS
               For the Six Month Periods Ended June 30, 2005, 2004 and
     for the Period from Reactivation [December 14, 1998] through June 30, 2005

                                                                                         From the Beginning of
                                                       Six Months        Six Months      Development Stage on
                                                          Ended             Ended         Dec 4, 1998 through
                                                        6/30/2005         6/30/2004            6/30/2005
                                                      --------------    --------------   ----------------------
                                                       [Unaudited]       [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
------------------------------------------------------
  Net Loss                                          $        (2,586)  $        (2,070)                 (19,237)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                                    0                 0                    3,381
    Increase/(Decrease) in accounts payable                       0                 0                      100
    Increase/(Decrease) in Shareholder Loans                  2,586             2,070                   15,756
                                                      --------------    --------------   ----------------------
      Net Cash Used For Operating Activities                      0                 0                        0
                                                      --------------    --------------   ----------------------

      Net Increase In Cash                                        0                 0                        0

      Beginning Cash Balance                                      0                 0                        0
                                                      --------------    --------------   ----------------------
      Ending Cash Balance                         $               0 $               0                        0
                                                      ==============    ==============   ======================

                     Notes to Condensed Financial Statements
                                 March 31, 2005


        PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments consisting of normal recurring accruals, which in the opinion of management, are necessary for a fair presentation of the Compans financial position as of June 30, 2005. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.


Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending June 30, 2005, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended June 30, 2005, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $1,045, stemming from general and administrative expenses.

Liquidity.
----------

     At June 30, 2005, the Company had total current assets of $0 and total liabilities of $15,756.

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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:8/1/05               By/S/Stephen Fry
                            Stephen R. Fry, President and Director



Date:8/9/05               By/S/Thomas J. Howells
                            Thomas J. Howells, Secretary and Director