Form 10QSB
period 2005-09-30
ENERGROUP TECHNOLOGIES CORP
filed 2005-11-03
CIK 766659

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005.

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

(1)  Yes  X   No             (2)  Yes  X     No
         ----     ----                  ----         ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                   ----    ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes  X   No
                                                   ----    ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     None, Not Applicable;

     APPLICABLE ONLY TO CORPORATE ISSUERS Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                                October 20, 2005
                                    3,641,959
PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                                  BALANCE SHEET
                               September 30, 2005

                                                                            9/30/2005
                                                                         -----------------
                                                                           [Unaudited]
                                         ASSETS

Assets                                                                 $                0
                                                                         -----------------
           Total Assets                                                $                0
                                                                         =================

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
      Loans from stockholders                                          $           16,358
      Accounts Payable                                                                100
      Accrued Interest                                                                  0
                                                                         -----------------
           Total Current Liabilities                                               16,458
                                                                         -----------------
           Total Liabilities                                                       16,458

Stockholders' Deficit:
      Common Stock, $.001 par value;
           authorized 50,000,000 shares; issued and
           outstanding, 3,641,959 shares                                            3,642
      Paid-in Capital                                                             318,571
      Accumulated Deficit                                                        (318,732)
      Accumulated Deficit during development stage                                (19,939)
                                                                         -----------------
           Total Stockholders' Deficit                                            (16,458)
                                                                         -----------------
           Total Liabilities and Stockholders' Deficit                 $                0
                                                                         =================

                 See accompanying notes to financial statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF OPERATIONS
     For the Three and Nine Month Periods Ended September 30, 2005, 2004 and for the Period from Reactivation [December 14, 1998] through September 30, 2005

                                                                                           From the Beginning of
                                  Three Months  Three Months  Nine Months    Nine Months    Development Stage on
                                     Ended         Ended         Ended          Ended       Dec 4, 1998 through
                                   9/30/2005     9/30/2004     9/30/2005      9/30/2004        9/30/2005
                                  ------------  ------------  -------------  ------------   ----------------
                                   [Unaudited]   [Unaudited]   [Unaudited]    [Unaudited]     [Unaudited]
REVENUE
     Income                     $           0 $           0 $            0 $           0  $               0
                                  ------------  ------------  -------------  ------------   ----------------
NET REVENUE                                 0             0              0             0                  0

Operating Expenses
     General and Administrative           702           921          3,288         2,991             18,310
                                  ------------  ------------  -------------  ------------   ----------------
Total Operating Expenses                  702           921          3,288         2,991             18,310

                                  ------------  ------------  -------------  ------------   ----------------
Net Income Before Taxes                  (702)         (921)        (3,288)       (2,991)           (18,310)

Income/Franchise taxes                      0             0              0             0              1,629
                                  ------------  ------------  -------------  ------------   ----------------

Net loss                        $        (702)$        (921)$       (3,288)$      (2,991) $         (19,939)
                                  ============  ============  =============  ============   ================

Loss Per Share                  $       (0.01)$       (0.01)$        (0.01)$       (0.01) $           (0.01)
                                  ============  ============  =============  ============   ================

Weighted Average Shares Outstanding 3,641,959     3,641,959      3,641,959     3,641,959          3,174,054
                                  ============  ============  =============  ============   ================

                 See accompanying notes to financial statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                          [A Development Stage Company]
                            STATEMENTS OF CASH FLOWS
          For the Nine Month Periods Ended September 30, 2005, 2004 and
 for the Period from Reactivation [December 14, 1998] through September 30, 2005

                                                                                         From the Beginning of
                                                       Nine Months       Nine Months     Development Stage on
                                                          Ended             Ended         Dec 4, 1998 through
                                                        9/30/2005         9/30/2004            9/30/2005
                                                      --------------    --------------   ----------------------
                                                       [Unaudited]       [Unaudited]          [Unaudited]

Cash Flows Used For Operating Activities
---------------------------------------------------
  Net Loss                                          $        (3,288)  $        (2,991)  $              (19,939)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Shares issued for services                                    0                 0                    3,381
    Increase/(Decrease) in accounts payable                       0                 0                      100
    Increase/(Decrease) in Shareholder Loans                  3,288             2,991                   16,458
                                                      --------------    --------------   ----------------------
      Net Cash Used For Operating Activities                      0                 0                        0
                                                      ==============    ==============   ======================

      Net Increase In Cash                                        0                 0                        0

      Beginning Cash Balance                                      0                 0                        0
                                                      --------------    --------------   ----------------------

      Ending Cash Balance                           $             0   $             0   $                    0
                                                      ==============    ==============   ======================

                 See accompanying notes to financial statements

                       ENERGROUP TECHNOLOGIES CORPORATION
                         [A Development Stage Company]
                     Notes to Condensed Financial Statements
                               September 30, 2005
                                  (Unaudited)

        PRELIMINARY NOTE

     The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results for the period. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 2.Management's Discussion and Analysis or Plan of Operation.
-----------------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations in the period ending September 30, 2005, or since before approximately 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

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

Results of Operations.
----------------------

     The Company has had no operations during the quarterly period ended September 30, 2005, or since on or before approximately 1989. During the quarterly period covered by this Report, the Company received no revenue and incurred expenses of $702, stemming from general and administrative expenses.

Liquidity.
----------

     At September 30, 2005, the Company had total current assets of $0 and total liabilities of $16,458.

Item 3. Controls and Procedures.
--------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Vice President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.


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

                                 ENERGROUP TECHNOLOGIES CORPORATION



Date:10/31/05               By/S/Stephen Fry
                            Stephen R. Fry, President and Director



Date:10/31/05               By/S/Thomas J. Howells
                            Thomas J. Howells, Secretary and Director