Form 10QSB
period 2006-03-31
ENERGROUP TECHNOLOGIES CORP
filed 2006-05-12
CIK 766659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 002-97007-D

ENERGROUP TECHNOLOGIES CORPORATION

(Exact name of small business issuer as specified in its charter)

Utah	82-0420774
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 10, 2006 - 3,641,959 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

March 31, 2006 and December 31, 2005

	3/31/2006	12/31/2005
	(unaudited)
ASSETS

Assets	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans from stockholders	$19,498	$16,860
Accounts Payable	420	100
Accrued Interest	—	—
Total Current Liabilities	19,918	16,960
Total Liabilities	19,918	16,960

Stockholders' Deficit:
Common Stock, $.001 par value;
authorized 50,000,000 shares; issued and
outstanding, 3,641,959 shares	3,642	3,642
Paid-in Capital	318,571	318,571
Accumulated Deficit	(318,732)	(318,732)
Accumulated Deficit during development stage	(23,399)	(20,441)
Total Stockholders' Deficit	(19,918)	(16,960)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through March 31, 2006

(Unaudited)

.			From the Beginning of
	For the Three Months Ended		Development Stage on
	March 31,		Dec. 4, 1998 through
	2006	2005	March 31, 2006
REVENUE
Income	$—	$—	$—
NET REVENUE	—	—	—

Operating Expenses
General and Administrative	2,958	1,541	21,670
Total Operating Expenses	2,958	1,541	21,670

Net Income Before Taxes	(2,958)	(1,541)	(21,670)

Income/Franchise taxes	—	—	1,729

Net loss	$(2,958)	$(1,541)	$(23,399)

Loss Per Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	3,641,959	3,641,959	3,174,054

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through March 31, 2006

(Unaudited)

			From the Beginning of
	For the Three Months Ended		Development Stage on
	March 31,		Dec 4, 1998 through
	2006	2005	March 31, 2006

Cash Flows Used For Operating Activities
Net Loss	$(2,958)	$(1,541)	$(23,399)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	—	—	3,481
Increase/(Decrease) in accounts payable	420	—	520
Increase/(Decrease) in Shareholder Loans	2,538	1,541	19,398
Net Cash Used For Operating Activities	—	—	—

Net Increase In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	100	—	200
Cash Paid for Interest	—	—	—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $19,498 as of March 31, 2006. The unsecured loan bears no interest and is due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company has not engaged in any material operations in the period ended March 31, 2006, or since before approximately 1989. Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as paying legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report we have not identified any operations nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company has had no operations during the quarterly period ended March 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $2,958 for the March 31, 2006 period compared to $1,541 for the March 31, 2005 period. General and administrative expenses for the three months ended March 31, 2006 were comprised mainly of accounting fees. We had a net loss of $2,958 for the March 31, 2006 period compared to a net loss of $1,541 for the March 31, 2005 period.

Liquidity and Capital Resources

Our total assets as of March 31, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Energroup Technology Corp’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable.

Item 3. Defaults Upon Senior Securities.

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5. Other Information.

None; not applicable.

Item 6. Exhibits.

(a) Exhibits

31.1 302 Certification of Steve Fry

31.2 302 Certification of Thomas Howells

32 906 Certification

(b)Reports on Form 8-K.

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGROUP TECHNOLOGIES CORPORATION

Date:	05/11/06	By:	/s/Stephen R. Fry/
Stephan R. Fry, President and Director

Date:	05/11/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary and Director