Form 10QSB
period 2006-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2006-08-09
CIK 766659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 1, 2006 - 3,641,959 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

June 30, 2006 and December 31, 2005

	6/30/2006	12/31/2005
	(Unaudited)	(Audited)
ASSETS

Assets	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Loans from stockholders	$20,598	$16,860
Accounts Payable	175	100
Accrued Interest	—	—
Total Current Liabilities	20,773	16,960
Total Liabilities	20,773	16,960

Stockholders’ Deficit:
Common Stock, $.001 par value;
authorized 50,000,000 shares; issued and
outstanding, 3,641,959 shares	3,642	3,642
Paid-in Capital	318,571	318,571
Accumulated Deficit	(318,732)	(318,732)
Accumulated Deficit during development stage	(24,254)	(20,441)
Total Stockholders’ Deficit	(20,773)	(16,960)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through June 30, 2006

(Unaudited)

					From the
					Beginning of
	For the Three		For the Six		Development
.	Months		Months		Stage on
	Ended		Ended		Dec. 4, 1998
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
REVENUE
Income	$—	$—	$—	$—	$—
NET REVENUE	—	—	—	—	—

Operating Expenses
General and Administrative	855	1,045	3,813	2,586	22,525
Total Operating Expenses	855	1,045	3,813	2,586	22,525

Net Income Before Taxes	(855)	(1,045)	(3,813)	(2,586)	(22,525)

Income/Franchise taxes	—	—	—	—	1,729

Net loss	$(855)	$(1,045)	$(3,813)	$(2,586)	$(24,254)

Loss Per Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	3,641,959	3,641,959	3,641,959	3,641,959	3,266,786

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three and Six Month Periods Ended June 30, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through June 30, 2006

(Unaudited)

	For the Six	For the Six	From the Beginning of
	Months Ended	Months Ended	Development Stage on
	June 30,	June 30,	Dec 4, 1998 through
	2006	2005	June 30, 2006

Cash Flows Used For Operating Activities
Net Loss	$(3,813)	$(2,586)	$(24,254)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	—	—	3,481
Increase/(Decrease) in accounts payable	75	—	175
Increase/(Decrease) in Shareholder Loans	3,738	2,586	20,598
Net Cash Used For Operating Activities	—	—	—

Net Increase In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	100	—	200

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operation for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $20,598 as of June 30, 2006. The unsecured loan bears no interest and is due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company has not engaged in any material operations in the period ended June 30, 2006, or since before approximately 1989. Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as paying legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report, we have not identified any operations, nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company has had no operations during the quarterly period ended June 30, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $855 for the June 30, 2006 period compared to $1,045 for the June 30, 2005 period. General and administrative expenses for the three months ended June 30, 2006 were comprised mainly of accounting and legal fees. We had a net loss of $855 for the June 30, 2006 period compared to a net loss of $1,045 for the June 30, 2005 period.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

In the six months ended June 30, 2006, we had sales of $0, compared to the six months ended June 30, 2005, with sales of $0. General and administrative expenses were $3,813 for the six months ended June 30, 2006 compared to $2,586 for the June 30, 2005 period. General and administrative expenses for the six months ended June 30, 2006 were comprised mainly of accounting, legal, and filing fees. We had net loss of $3,813 for the six months ended June 30, 2006 compared to a net loss of $2,586 for the six months ended June 30, 2005.

Liquidity and Capital Resources

Our total assets as of June 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

Item 6. Exhibits.

(a) Exhibits

31.1 302 Certification of Steve Fry

31.2 302 Certification of Thomas Howells

32 906 Certification

(b)Reports on Form 8-K.

Form 8-K as filed on or about June 12, 2006 disclosing under Item 8.01 the notification from NASDAQ that our symbol “ENRG” would be changed from “ENRG” to “EGRT” effective at the open of business on Wednesday, June 14, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGROUP TECHNOLOGIES CORPORATION

Date:	08/01/06	By:	/s/Stephen R. Fry/
Stephan R. Fry, President and Director

Date:	08/01/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary and Director