Form 10QSB
period 2006-09-30
ENERGROUP TECHNOLOGIES CORP
filed 2006-11-13
CIK 766659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 0-32873

ENERGROUP TECHNOLOGIES CORPORATION

(Exact name of small business issuer as specified in its charter)

Utah	87-0420774
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 S. Highland Drive, Suite #202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: November 6, 2006 - 3,641,959 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

September 30, 2006

C O N T E N T S

Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEETS

September 30, 2006 and December 31, 2005

	9/30/2006	12/31/2005
	(Unaudited)	(Audited)
ASSETS

Assets	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans from stockholders	$21,493	$16,860
Accounts Payable	—	100
Total Current Liabilities	21,493	16,960
Total Liabilities	21,493	16,960

Stockholders' Deficit:
Common Stock, $.001 par value;
authorized 50,000,000 shares; issued and
outstanding, 3,641,959 shares	3,642	3,642
Paid-in Capital	318,571	318,571
Accumulated Deficit	(318,732)	(318,732)
Accumulated Deficit during development stage	(24,974)	(20,441)
Total Stockholders' Deficit	(21,493)	(16,960)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through September 30, 2006

(Unaudited)

					From the
					Beginning of
	For the Three		For the Nine		Development
.	Months		Months		Stage on
	Ended		Ended		Dec. 4, 1998
	September 30,		September 30,		through
	2006	2005	2006	2005	September 30, 2006
REVENUE
Income	$—	$—	$—	$—	$—
NET REVENUE	—	—	—	—	—

Operating Expenses
General and Administrative	720	702	4,533	3,288	23,245
Total Operating Expenses	720	702	4,533	3,288	23,245

Net Income Before Taxes	(720)	(702)	(4,533)	(3,288)	(23,245)

Income/Franchise taxes	—	—	—	—	1,729

Net loss	$(720)	$(702)	$(4,533)	$(3,288)	$(24,974)

Loss Per Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	3,641,959	3,641,959	3,641,959	3,641,959	3,278,909

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Three and Nine Month Periods Ended September 30, 2006 and 2005 and

for the Period from Reactivation (December 4, 1998) through September 30, 2006

(Unaudited)

	For the Nine	For the Nine	From the Beginning of
	Months Ended	Months Ended	Development Stage on
	September 30,	September 30,	Dec 4, 1998 through
	2006	2005	September 30, 2006

Cash Flows Used For Operating Activities
Net Loss	$(4,533)	$(3,288)	$(24,974)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	—	—	3,481
Increase/(Decrease) in accounts payable	(100)	—	—
Increase/(Decrease) in Shareholder Loans	4,633	3,288	21,493
Net Cash Used For Operating Activities	—	—	—

Net Increase In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	100	—	200

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2006

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2005. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $21,493 as of September 30, 2006. The unsecured loan bears no interest and is due on demand.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Our Company has not engaged in any material operations in the period ended September 30, 2006, or since before approximately 1989. Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as paying legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this Quarterly Report, we have not identified any operations, nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The Company has had no operations during the quarterly period ended September 30, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $720 for the September 30, 2006, period compared to $702 for the September 30, 2005, period. General and administrative expenses for the three months ended September 30, 2006, were comprised mainly of accounting and legal fees. We had a net loss of $720 for the September 30, 2006, period compared to a net loss of $702 for the September 30, 2005, period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

In the nine months ended September 30, 2006, we had sales of $0, compared to the nine months ended September 30, 2005, with sales of $0. General and administrative expenses were $4,533 for the nine months ended September 30, 2006, compared to $3,288 for the September 30, 2005, period. General and administrative expenses for the nine months ended September 30, 2006, were comprised mainly of accounting, legal and filing fees. We had net loss of $4,533 for the nine months ended September 30, 2006, compared to a net loss of $3,288 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Our total assets as of September 30, 2006, were $0, and we have no assets as of the date of this filing. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

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

Item 6. Exhibits.

(a) Exhibits

31.1 302 Certification of Steve Fry

31.2 302 Certification of Thomas Howells

32 906 Certification

(b)Reports on Form 8-K.

Form 8-K as filed on or about June 12, 2006, disclosing under Item 8.01 the notification from the National Association of Securities Dealers, Inc. (the “NASD”) that our symbol “ENRG” would be changed from “ENRG” to “EGRT,” effective at the open of business on Wednesday, June 14, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGROUP TECHNOLOGIES CORPORATION

Date:	11/06/06	By:	/s/Stephen R. Fry/
Stephan R. Fry, President and Director

Date:	11/06/06	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary and Director