Form 10KSB
period 2006-12-31
ENERGROUP TECHNOLOGIES CORP
filed 2007-03-15
CIK 766659

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission File No. 0-32873

ENERGROUP TECHNOLOGIES CORPORATION

(Name of Small Business Issuer in its Charter)

Utah	87-0420774
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

4685 Highland Drive, Suite 202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

Issuer’s Telephone Number: (801) 278-9424

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒ No ☐(2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2006- $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days: March 7, 2006 - $172.75. There are approximately 172,750 shares of common voting stock of the Issuer not held by affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None; not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not applicable.

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

March 14, 2006: Common - 3,647,421

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

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

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

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

Our Company May Be Deemed to Be a “Blank Check” Company Until It Adopts a Business Plan

The limited business operations of the Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by the Company are to manage current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company

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

Our Company Will Seek Out Business Opportunities

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

Auditor’s ’Going Concern’ Opinion

The Report of Independent Registered Public Accounting Firm issued in connection with the audited financial statements of the Company for the calendar years ended December 31, 2006, 2005, 2004, 2003, and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to the Company’s status as a start up and its lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup

The Company has not had a profitable operating history. The Company cannot guarantee that the Company will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions

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

State Restrictions

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

Management to Devote Insignificant Time to Activities of the Company

Members of the Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as we have identified a suitable acquisition target.

No Established Market for Common Stock; No Market for Shares

On or about March 17, 2005, the Company’s common stock was approved for trading on the OTC Bulletin Board of the NASD and is currently listed under the symbol “EGRT.” There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

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

There has been no “established public market” for the Company’s common stock during the last five years or since we were listed on the OTC Bulletin Board under the symbol “EGRT” on March 17, 2005. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted on the OTC Bulletin Board of the NASD under the symbol “EGRT”.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

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

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any materials that we file with the Securities and Exchange Commission at its Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may also find all of the reports that we have filed electronically with the Securities and Exchange Commission at their internet site www.sec.gov.

Item 2. Description of Property

Our Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its majority shareholder, Duane S. Jenson, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping ourselves in good standing in the State of Utah. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Jenson of providing the use of his office and telephone have been minimal.

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

Item 4. Submission of Matters to a Vote of Security Holders

Except as set forth below, no matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

During the year ended December 31, 2006, no matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”) on March 17, 2005, and is currently listed under the symbol “EGRT”. There is currently no established “public market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

The bid and offer price for the shares of common stock of our Company for the quarterly periods from January 3, 2006 through December 31, 2006 are as follows:

	Closing Bid		Closing Ask
2006	High	Low	High	Low
January 3 – March 31	1.01	.30	NONE	NONE
April 3 – June 30	1.01	.30	NONE	NONE
July 3 – September 29.30		.30	NONE	NONE
October 2 – December 29.30		.30	1.01	1.01

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 164, not including an indeterminate number who may hold shares in “street name.”

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and if and until the Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on its securities.

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

On or about March 12, 2007, the Company authorized the issuance of 5,462 shares of common stock in reconciliation of transfer records. The Company received a General Release in conjunction with the issuance. The Company completed the issuance because it believes the acquirer may be defined as a “Protected Purchaser” under Section 70A-8-303 of the Utah Code Annotated and Article 8 of the Uniform Commercial Code.

Aside from what has been stated above, we have had no recent sales of restricted securities.

Sales of Restricted Securities

There have been no sales of the Company’s common stock that are “restricted securities” in the past five years or since November 1999.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2006, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended December 31, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i)consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, the Company’s only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because the Company has not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to the Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, our Company has had no material business operations in the two most recent calendar years.

At December 31, 2006, the Company had no assets. See the Index to Financial Statements, Item 7 of this Report.

During the period ended December 31, 2006, the Company had a net loss of $5,818, as compared to a net loss of $3,790 for the same period ended December 31, 2005. The increase in net loss was a result of accounting expenses. See the Index to Financial Statements, Item 7 of this Report.

Our Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended December 31, 2006.

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

Liquidity

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During calendar 2006, expenses were paid by a principal stockholder in the amount of $5,818; and during calendar 2005, additional expenses by a principal stockholder totaled $3,790. The aggregate amount of $22,678 outstanding as of December 31, 2006, is unsecured and is due on demand.

Item 7. Financial Statements

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	17
Balance Sheet	18
Statements of Operations	19
Statement of Stockholders’ Deficit	20
Statements of Cash Flows	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Energroup Technologies Corporation [a development stage company]

We have audited the accompanying balance sheet of Energroup Technologies Corporation [a development stage company] as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005, and for the period from Reactivation [December 14, 1998] through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energroup Technologies Corporation [a development stage company] as of December 31, 2006, and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 and for the period from Reactivation through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

Mantyla McReynolds

Salt Lake City, Utah

March 9, 2007

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

BALANCE SHEET

December 31, 2006

ASSETS

Assets	$—
Total Assets	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Loans from stockholders	$22,678
Accounts Payable	100
Total Current Liabilities	22,778
Total Liabilities	22,778

Stockholders’ Deficit:
Common Stock, $.001 par value;
authorized 50,000,000 shares; issued and
outstanding, 3,641,959 shares	3,642
Paid-in Capital	318,571
Accumulated Deficit	(318,732)
Accumulated Deficit during development stage	(26,259)
Total Stockholders’ Deficit	(22,778)
Total Liabilities and Stockholders’ Deficit	$—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006 and 2005 and

for the Period from Reactivation (December 14, 1998) through December 31, 2006

			From the
			Beginning of
			Development
.	For the Years		Stage on
	Ended		Dec. 4, 1998
	December 31,		through
	2006	2005	December 31, 2006
REVENUE
Income	$—	$—	$—
NET REVENUE	—	—	—

Operating Expenses
General and Administrative	5,718	3,690	24,430
Total Operating Expenses	5,718	3,690	24,430

Net Income Before Taxes	(5,718)	(3,690)	(24,430)

Income/Franchise taxes	100	100	1,829

Net loss	$(5,818)	$(3,790)	$(26,259)

Loss Per Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	3,641,959	3,641,959	3,290,274

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2006 and 2005 and

for the Period from Reactivation (December 14, 1998) through December 31, 2006

			Additional		Net
	Common	Common	Paid-In	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Deficit

Balance, December 14, 1998,
(Reactivation Date)	3,051,425	$3,051	$315,681	$(318,732)	$0

Net loss for the Period Ended
December 31, 1998				0	0

Balance, December 31, 1998	3,051,425	3,051	315,681	(318,732)	0

Reverse split, one for twenty,
September 30, 1999	(2,889,966)	(2,890)	2,890		0

Issued stock to shareholder for
debt at par, September 30, 1999	1,698,000	1,698	0		1,698

Issued stock to Directors for
services at par, September 30, 1999	1,000,000	1,000	0		1,000

Issued stock to shareholder for
debt at par, October 31, 1999	782,500	783	0		783

Net loss for the Year Ended
December 31, 1999				(3,807)	(3,807)

Balance, December 31, 1999	3,641,959	3,642	318,571	(322,539)	(326)

Net loss for the Year Ended
December 31, 2000				(2,492)	(2,492)

Balance, December 31, 2000	3,641,959	3,642	318,571	(325,031)	(2,818)

Net loss for the Year Ended
December 31, 2001				(1,654)	(1,654)

Balance, December 31, 2001	3,641,959	3,642	318,571	(326,685)	(4,472)

Net loss for the Year Ended
December 31, 2002				(2,627)	(2,627)

Balance, December 31, 2002	3,641,959	3,642	318,571	(329,312)	(7,099)

Net loss for the Year Ended
December 31, 2003				(2,605)	(2,605)

December 31, 2003	3,641,959	3,642	318,571	(331,917)	(9,704)

Net loss for the Year Ended
December 31, 2004				(3,466)	(3,466)

December 31, 2004	3,641,959	3,642	318,571	(335,383)	(13,170)

Net loss for the Year Ended
December 31, 2005				(3,790)	(3,790)

December 31, 2005	3,641,959	3,642	318,571	(339,173)	(16,960)

Net loss for the Year Ended
December 31, 2006				(5,818)	(5,818)

December 31, 2006	3,641,959	$3,642	$318,571	$(344,991)	$(22,778)

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and

for the Period from Reactivation (December 14, 1998) through December 31, 2006

	For the	For the	From the Beginning of
	Year Ended	Year Ended	Development Stage on
	December 31,	December 31,	Dec. 4, 1998 through
	2006	2005	December 31, 2006

Cash Flows Used For Operating Activities
Net Loss	$(5,818)	$(3,790)	$(26,259)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	—	—	3,481
Increase/(Decrease) in accounts payable	—	—	100
Increase/(Decrease) in Shareholder Loans	5,818	3,790	22,678
Net Cash Used For Operating Activities	—	—	—

Net Increase In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	100	100	200

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

(d) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 cash at December 31, 2006.

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

(f) Impact of New Accounting Standards

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by the Company as of October 1, 2006. The Company does not anticipate the adoption of SFAS 155 will have any impact on its financial statements.

In March 2006, the FASB issued SFAS 156, "Accounting for Servicing of Financial Assets," an amendment of SFAS 140. This clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequent accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early. The Company does not anticipate the adoption of SFAS 156 will have a material impact of its financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes." This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements." This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC") issued SAB 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has accumulated losses since Reactivation through December 31, 2006 amounting to $26,259, has no assets, and has a net working capital deficiency at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Financing for the Company’s limited activities to date has been provided primarily by the issuance of stock and by advances from a stockholder (see NOTE 4). The Company’s ability to achieve a level of profitable operations and/or additional financing impacts the Company’s ability to continue as it is presently organized. Management continues to develop its planned principal operations or may find a well-capitalized merger candidate to commence its operations. Should management be unsuccessful in its operating activities, the Company may experience material adverse effects. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 INCOME TAXES

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2026. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Description	NOL Balance	Tax	Rate
Federal Income Tax	$25,130	$3,770	15%
State Income Tax	17,806	890	5%
Valuation Allowance		(4,660)
Deferred tax asset 12/31/06		$0

The allowance has increased $1,159 from $3,501 as of December 31, 2005. The amount shown on the balance sheet for income taxes payable represents the annual minimum franchise tax amount due to the State of Utah.

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

A shareholder has paid general and administrative expenses on behalf of the Company, during the years ended December 31, 2006 and 2005, of $5,818 and $3,790, respectively. The Company has recorded a liability to the shareholder of $22,678, as of December 31, 2006. The balance is payable on demand and is non-interest bearing.

NOTE 5 SUBSEQUENT EVENT

On or about March 12, 2007, the Company authorized the issuance of 5,462 shares of common stock in reconciliation of transfer records. The Company received a General Release in conjunction with the issuance. The Company completed the issuance because it believes the acquirer may be defined as a “Protected Purchaser" under Section 70A-8-303 of the Utah Code Annotated and Article 8 of the Uniform Commercial Code.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

		Date of Election	Date of Termination
Name	Positions Held	or Designation	or Resignation
Stephen R. Fry	President &	01/03	*
	Director	01/03	*
Barry Richmond	Vice President &	02/86	*
	Director	03/86	*
Thomas J. Howells	Secretary &	04/01	*
	Director	04/01	*

* These persons presently serve in the capacities indicated.

Business Experience.

Stephen R. Fry, President and a director is 34 years of age. Mr. Fry received bachelor degrees from the University of Utah in Communications and Spanish in June 1995. Mr. Fry has owned Diamond Executive Detail, a Utah LLC since 1995.

Barry Richmond, Vice President and a director is 54 years of age. Mr. Richmond is currently a Colonel for the United States Army.

Thomas J. Howells, Secretary and a director is 34 years of age. Mr. Howells graduated from Westminster College of Salt Lake City, Utah, with a bachelor’s degree in Business in 1995 and Master of Business Administration in 2004. Mr. Howells has been an employee of Jenson Services, Inc., a Utah Corporation since 1995.

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

Code of Ethics

The Company has not adopted a Code of Ethics for its executive officers as of the date of this Annual Report. We expect that upon the successful acquisition of operation we anticipate that the new management will adopt a code of ethics appropriate to the new endeavor.

Corporate Governance

Director Independence

The Company does not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

There were no meetings of the Board of Directors held during the year ended December 31, 2006.

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	All Other Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Stephen R. Fry	12/31/06	0	0	0	0	0	0	0	0
President,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Barry Richmond	12/31/06	0	0	0	0	0	0	0	0
Vice President,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

Thomas J. Howells	12/31/06	0	0	0	0	0	0	0	0
Secretary,	12/31/05	0	0	0	0	0	0	0	0
Director	12/31/04	0	0	0	0	0	0	0	0

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended December 31, 2006. Furthermore, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company’s common stock as of December 31, 2006, and to the date hereof.:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Jenson Services, Inc.*	2,480,500	68.0
	4685 S. Highland Drive, #202
	Salt Lake City, UT 84117
Common	James Doolin	475,000	13.0
	4904 Royal Lake Ave.
	Las Vegas, NV 89131
Common	Alycia Anthony	500,000	14.0
	941 E. 3665 S.
	Salt Lake City, UT 84106

*Duane Jenson is the owner of Jenson Services, Inc., and may be deemed the beneficial owner of Jenson Services, Inc.

Security Ownership of Management

The following table sets forth the shareholdings of the Company’s directors and executive officers as of December 31, 2006, and to the date hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Steve Fry	0	0
	808 East 1300 South
	Salt Lake City, UT 84105
Common	Thomas J. Howells*	0	0
	4685 S. Highland Drive, #202
	Salt Lake City, UT 84117
Common	Barry Richmond	13,709	0
	PO Box 62
	Ninevah, IN 46131

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

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and Control Persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

EX 31.1 Certification of Steve Fry, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Thomas J. Howells, the Company’s Secretary, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Steve Fry and Thomas Howells pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and 2005:

Fee Category	2006	2005
Audit Fees	$4,878	$1,533
Audit-related Fees	$0	$1,650
Tax Fees	$225	$0
All Other Fees	$0	$0
Total Fees	$5,103	$3,183

Audit Fees - Consists of fees for professional services rendered by the Company’s principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-KSB or services that are normally provided by the Company’s principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees - Consists of fees for assurance and related services by the Company’s principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax fees - Consists of fees for professional services rendered by the Company’s principal accountants for tax compliance, tax advice and tax planning.

All other fees - Consists of fees for products and services provided by the Company’s principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does not require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGROUP TECHNOLOGIES CORPORATION

Date:	03/14/07	By:	/s/Stephen R. Fry
Stephen R. Fry, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

ENERGROUP TECHNOLOGIES CORPORATION

Date:	03/14/07	By:	/s/Stephen R. Fry/
Stephan R. Fry, President and Director

Date:	03/14/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary and Director