Form 10QSB
period 2007-03-31
ENERGROUP TECHNOLOGIES CORP
filed 2007-04-13
CIK 766659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 13, 2007 - 3,647,421 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

March 31, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

March 31, 2007 and December 31, 2006

	3/31/2007	12/31/2006
	(Unaudited)	(Audited)
ASSETS

Assets	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Loans from stockholders	$25,871	$22,678
Accounts Payable	492	100
Total Current Liabilities	26,363	22,778
Total Liabilities	26,363	22,778

Stockholders' Deficit:
Common Stock, $.001 par value;
authorized 50,000,000 shares; issued and
outstanding, 3,647,421 shares (see Note 4)	3,647	3,642
Paid-in Capital	318,566	318,571
Accumulated Deficit	(318,732)	(318,732)
Accumulated Deficit during development stage	(29,844)	(26,259)
Total Stockholders' Deficit	(26,363)	(22,778)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended March 31, 2007 and 2006 and

for the Period from Reactivation (December 4, 1998) through March 31, 2007

(Unaudited)

			From the
			Beginning of
	For the Three		Development
.	Months		Stage on
	Ended		Dec. 4, 1998
	March 31,		through
	2007	2006	March 31, 2007
REVENUE
Income	$—	$—	$—
NET REVENUE	—	—	—

Operating Expenses
General and Administrative	3,585	2,958	28,015
Total Operating Expenses	3,585	2,958	28,015

Net Income Before Taxes	(3,585)	(2,958)	(28,015)

Income/Franchise taxes	—	—	1,829

Net loss	$(3,585)	$(2,958)	$(29,844)

Loss Per Share - Basic & Diluted	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	3,643,112	3,641,959	3,300,758

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2007 and 2006 and

for the Period from Reactivation (December 4, 1998) through March 31, 2007

(Unaudited)

	For the		From the Beginning of
	Three Months Ended		Development Stage on
	March 31,		Dec. 4, 1998 through
	2007	2006	March 31, 2007

Cash Flows Used For Operating Activities
Net Loss	$(3,585)	$(2,958)	$(29,844)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	—	—	3,481
Increase/(Decrease) in accounts payable	392	420	492
Increase/(Decrease) in Shareholder Loans	3,193	2,538	25,871
Net Cash Used For Operating Activities	—	—	—

Net Increase In Cash	—	—	—

Beginning Cash Balance	—	—	—

Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Income Taxes	100	100	1,829

See accompanying notes to financial statements.

ENERGROUP TECHNOLOGIES CORPORATION

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended December 31, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $25,871 as of March 31, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2007 and 2006, a shareholder paid $3,193 and $2,538 in expenses on behalf of the Company, respectively.

NOTE 4 EQUITY

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company has had no revenues during the quarterly period ended March 31, 2007, nor do we have any as of the date of this filing. General and administrative expenses were $3,585 for the March 31, 2007, period compared to $2,958 for the March 31, 2006, period. General and administrative expenses for the three months ended March 31, 2007, were comprised mainly of accounting fees. We had a net loss of $3,585 for the March 31, 2007, period compared to a net loss of $2,958 for the March 31, 2006, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

None; not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Aside from what has been stated above, we have had no recent sales of “restricted securities.”

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 302 Certification of Stephen R. Fry

31.2 302 Certification of Thomas J. Howells

32 906 Certification

(b)Reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGROUP TECHNOLOGIES CORPORATION

Date:	04/13/07	By:	/s/Stephen R. Fry/
Stephan R. Fry, President and Director

Date:	04/13/07	By:	/s/Thomas J. Howells
Thomas J. Howells, Secretary and Director