Form 10QSB
period 2007-06-30
ENERGROUP TECHNOLOGIES CORP
filed 2007-08-16
CIK 766659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


           For the quarterly period ended June 30, 2007

          Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


          For the transition period from ______________ to _____________



                         Commission File Number: 0-32873

                       Energroup Technologies Corporation
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Utah                        87-0420774
                     ----                        ----------
           (State of incorporation)        (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                          (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X      NO

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES X      NO


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
 July 26, 2007: 13,497,421
 -------------------------


Transitional Small Business Disclosure Format (check one): YES       NO X

                       Energroup Technologies Corporation

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1 Condensed Financial Statements                                        3

  Item 2 Management's Discussion and Analysis or Plan of Operation            11

  Item 3 Controls and Procedures                                              13

Part II - Other Information

  Item 1 Legal Proceedings                                                    13

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          13

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    14

  Item 6 Exhibits                                                             14


Signatures                                                                    14

Part I
Item 1 - Financial Statements

                       Energroup Technologies Corporation
                          (a development stage company)
                             Condensed Balance Sheet
                                  June 30, 2007

                                   (Unaudited)


                                                              June 30,
                                     ASSETS                     2007
                                     ------                  ---------
Current Assets
   Cash on hand and in bank                                  $  17,944
                                                             ---------

     Total Assets                                            $  17,944
                                                             =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
   Accounts payable - trade                                  $    --
                                                             ---------
     Total Liabilities                                            --
                                                             ---------


Commitments and Contingencies


Stockholders' Equity Common stock - $0.001 par value.
     50,000,000 shares authorized.
     13,497,421 shares issued and outstanding                   13,497
   Additional paid-in capital                                  658,716
   Accumulated deficit                                        (318,732)
   Deficit accumulated during the development stage           (335,537)
                                                             ---------
     Total Stockholders' Equity                                 17,944
                                                             ---------

     Total Liabilities and Stockholders' Equity              $  17,944
                                                             =========














   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                       Energroup Technologies Corporation
                          (a development stage company)
                     Condensed Statements of Operations and
                  Comprehensive Loss Six and Three months ended
                           June 30, 2007 and 2006 and
       Period from December 4, 1998 (date of reentry to development stage)
                             through June 30, 2007

                                   (Unaudited)

                                                                                                     Period from
                                                                                                   December 4, 1998
                                                                                                 (date of reentry to
                                        Six months     Six months    Three months   Three months  development stage)
                                           ended          ended          ended          ended          through
                                       June 30, 2007  June 30, 2006  June 30, 2007  June 30, 2006  June 30, 2007
                                        -----------    -----------    -----------    -----------    -----------


Revenues                                $      --      $      --      $      --      $      --      $      --
                                        -----------    -----------    -----------    -----------    -----------

Operating expenses
   General and  administrative costs         29,222          3,813         25,637            855         53,652
                                        -----------    -----------    -----------    -----------    -----------

Loss from operations                        (29,222)        (3,813)       (25,637)          (855)       (53,652)

Provision for income taxes                     --             --             --             --           (1,829)
                                        -----------    -----------    -----------    -----------    -----------

Net loss                                    (29,222)        (3,813)       (25,637)          (855)       (55,481)

Other comprehensive income                     --             --             --             --             --
                                        -----------    -----------    -----------    -----------    -----------

Comprehensive loss                      $   (29,222)   $    (3,813)   $   (25,637)   $      (855)   $   (55,481)
                                        ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic and
   fully diluted                        $     (0.01)           nil            nil            nil    $     (0.02)
                                        ===========    ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted                          5,680,391      3,641,959      7,695,223      3,641,959      3,479,823
                                        ===========    ===========    ===========    ===========    ===========









   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                       Energroup Technologies Corporation
                          (a development stage company)
                       Condensed Statements of Cash Flows
                   Six months ended June 30, 2007 and 2006 and
       Period from December 4, 1998 (date of reentry to development stage)
                             through June 30, 2007

                                   (Unaudited)

                                                                                             Period from
                                                                                           December 4, 1998
                                                                                          (date of reentry to
                                                          Six months        Six months    development stage)
                                                            ended             ended            through
                                                        June 30, 2007     June 30, 2006     June 30, 2007
                                                          ---------         ---------         ---------

Cash Flows from Operating Activities
   Net loss for the period                                $ (29,222)        $  (3,813)        $ (55,481)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
       Expenses paid with issuance of common stock             --                --               3,481
       Increase (Decrease) in
         Accounts payable - trade                              (100)               75              --
                                                          ---------         ---------         ---------

   Net cash used in operating activities                    (29,322)           (3,738)          (52,000)
                                                          ---------         ---------         ---------


Cash Flows from Investing Activities                           --                --                --
                                                          ---------         ---------         ---------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                       350,000              --             350,000
   Payment of cash dividend                                (280,056)             --            (280,056)
   Cash advanced by stockholder                               4,556             3,738              --
   Cash repaid to stockholder                               (27,234)             --                --
                                                          ---------         ---------         ---------

   Net cash provided by financing activities                 47,266             3,738            69,944
                                                          ---------         ---------         ---------

Increase in Cash                                             17,944              --              17,944

Cash at beginning of period                                    --                --                --
                                                          ---------         ---------         ---------

Cash at end of period                                     $  17,944         $    --           $  17,944
                                                          =========         =========         =========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                      $    --           $    --           $    --
                                                          =========         =========         =========
     Income taxes paid during the period                  $     100         $     100         $     200
                                                          =========         =========         =========







   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                       Energroup Technologies Corporation
                          (a development stage company)
                     Notes to Condensed Financial Statements
                             June 30, 2007 and 2006



Note A - Background and Description of Business

Energroup Technologies Corporation (Company) was incorporated under the laws of the State of Utah on March 21, 1985, under the name of Great Lakes Funding, Inc. On January 9, 1986, the Company's Articles of Incorporation were amended to change the name from Great Lakes Funding, Inc. to Energroup Technologies Corporation.

In prior years, the Company, through its then wholly-owned subsidiary, Facility Maintenance Management, Inc., began to develop, manufacture and sell interfacing sensory and output products used in energy management control systems. In 1987, the Company determined that its efforts to manufacture and sell interfacing devices used in microprocessor-based control systems for heating, ventilation and air conditioning systems would be unsuccessful, ceased its ongoing business operations and dissolved Facility Maintenance Management, Inc.

In the opinion of the Company's then management, the Company requalified for development stage company accounting and financial reporting, starting December 14, 1998, concurrent with the adoption of the Company's current business plan.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.


Note B - Going Concern Uncertainty

The Company has nominal cash on hand, has no operating assets and has a business plan with inherent risk. Because of these factors, the Company's auditors have issued an audit opinion on the Company's financial statements which includes a statement describing our going concern status. This means, in our auditor's opinion on our annual financial statements for the year ended December 31, 2006 as contained in our Annual Report on Form 10-KSB, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's current and former majority stockholders have maintained the corporate status of the Company and have provided all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it's business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company's business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders' investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders' investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company's initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                       Energroup Technologies Corporation
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                             June 30, 2007 and 2006



Note C - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, if any such items exist.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                       Energroup Technologies Corporation
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                             June 30, 2007 and 2006



Note D - Summary of Significant Accounting Policies - Continued

3.   Income (Loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

     Fully diluted earnings (loss) per share is computed similar to basic income
     (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At June 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006, respectively, are as follows:

                                        Six months         Six months
                                           ended             ended
                                       June 30, 2007     June 30, 2006
                                       -------------     -------------
       Federal:
         Current                         $   --           $    --
         Deferred                            --                --
                                         -------           -------
                                             --                --
                                         -------           -------
       State:
         Current                             --                --
         Deferred                            --                --
                                         -------           -------
                                             --                --
                                         -------           -------

         Total                           $   --           $    --
                                         =======           =======

                       Energroup Technologies Corporation
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                             June 30, 2007 and 2006



Note F - Income Taxes - Continued

Due to the change in control effected by the note conversion on July 24, 2006, the Company has a limited net operating loss carryforward to offset future Federal and State income taxes. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense for each of the six month periods ended June 30, 2007 and 2006, respectively, are as follows:

                                                      Six months    Six months
                                                       ended           ended
                                                    June 30, 2007  June 30, 2006
                                                    -------------  -------------

Statutory rate applied to income before income taxes  $(9,900)        $(1,300)
Increase (decrease) in income taxes resulting from:
     State income taxes                                   --              --
     Other, including reserve for
       deferred tax asset and application
       of net operating loss carryforward               9,900           1,300
                                                       -------         -------

     Income tax expense                               $   --          $   --
                                                       =======         =======

The Company's only temporary differences as of June 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of June 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.


Note G - Capital Stock Transactions

On or about March 12, 2007, the Company authorized the issuance of 5,462 shares of common stock in conjunction with a reconciliation of its stock transfer records. The Company received a "General Release" in conjunction with this issuance. The Company completed the issuance on the belief the recipients of the shares may be defined as a "Protected Purchaser" under Section 70A-8-303 of the Utah Code Annotated and Article 8 of the Uniform Commercial Code.

On May 3, 2007, the Company, along with its directors and executive officers, entered into a Stock Purchase Agreement (Stock Purchase Agreement) with the Halter Financial Investments, L.P., a Texas limited partnership (HFI, LP), pursuant to which the Company agreed to sell to HFI, LP 11,200,000 shares of unregistered, restricted common stock for $350,000 cash. This transaction closed on May 22, 2007. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, HFI, LP became the Company's controlling stockholder, owning approximately 82.98% of the 13,497,421 shares currently issued and outstanding.

In conjunction with the above transaction, on May 3, 2007, certain then-principal shareholders of the Company, as a condition of the closing of the Stock Purchase Agreement surrendered and cancelled 1,350,000 then-issued and outstanding shares of common stock to the Company. These shares were surrendered as follows: Jenson Services, Inc., which then owned 2,480,500 shares (or approximately 68% of the Company's outstanding voting securities) delivered 375,000 of its shares for cancellation; James P. Doolin, which then owned
475,000 shares (or approximately 13% of the Company's outstanding voting securities) delivered 475,000 shares for cancellation; and his sister, Alycia Anthony, which then owned 500,000 shares (or approximately 14% of the Company's outstanding voting securities) delivered 500,000 shares for cancellation. All of these cancelled shares were returned to the status of authorized and unissued shares of the Company. No consideration was given by the Company in this transaction. The effect of this transaction was to reduce the carrying par value of shares surrendered and a corresponding increase to additional paid-in capital.

                       Energroup Technologies Corporation
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                             June 30, 2007 and 2006



Note G - Capital Stock Transactions - Continued

Pursuant to the terms of the Stock Purchase Agreement, on May 3, 2007, the Company's Board of Directors declared a special cash distribution of $0.1219 per share to the stockholders of record of the Company as of May 17, 2007 (Record
Date). Neither HFI, LP or the shares surrendered by Jenson Services or James P. Doolin or Alycia Anthony participated in the special cash distribution. The special cash distribution was paid on May 29, 2007, to stockholders of record on the Record Date, subject to the closing of the Stock Purchase Agreement. The special cash distribution was paid to the holders of an aggregate 2,297,421 shares of its common stock, after giving effect to the cancellation of 1,350,000 shares discussed above, which will resulted in a total cash distribution of approximately $280,000. The special cash distribution was a condition of the closing of the Stock Purchase Agreement.

Further, the Stock Purchase Agreement contains covenants that require HFI, LP, in its capacity as controlling stockholder of the Company following closing, to agree that it will not approve any reverse splits other than a one-time reverse split of not greater than 1-for-7 without the prior consent of the Company's former officers as representatives of the Company's continuing stockholders; that it will not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except in connection with a combination transaction with a corporation with current business operations (a "Going Public Transaction"); and that it will not allow the Company to enter into a Going Public Transaction unless the Company, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Small-Cap Market immediately following the closing of the Going Public Transaction. The Stock Purchase Agreement also grants demand and "piggy back" registration rights to HFI, LP and the any continuing holders of the Company's common stock that are deemed to be "restricted securities."





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information


Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended June 30, 2007 and 2006 were related the maintenance of the corporate entity, legal costs related to the May 2007 change in control and related sale of common stock, and compliance with the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $(0.01) and $-0-, respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $17,944 and $(20,773), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(3)  Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

   None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

On or about March 12, 2007, the Company authorized the issuance of 5,462 shares of common stock in conjunction with a reconciliation of its stock transfer records. The Company received a "General Release" in conjunction with this issuance. The Company completed the issuance on the belief the recipients of the shares may be defined as a "Protected Purchaser" under Section 70A-8-303 of the Utah Code Annotated and Article 8 of the Uniform Commercial Code.

On May 3, 2007, the Company, along with its directors and executive officers, entered into a Stock Purchase Agreement (Stock Purchase Agreement) with the Halter Financial Investments, L.P., a Texas limited partnership (HFI,LP), pursuant to which the Company agreed to sell to HFI, LP 11,200,000 shares of unregistered, restricted common stock for $350,000 cash. This transaction closed on May 22, 2007. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, HFI, LP became the Company's controlling stockholder, owning approximately 82.98% of the 13,497,421 shares currently issued and outstanding.

In conjunction with the above transaction, on May 3, 2007, certain then-principal shareholders of the Company, as a condition of the closing of the Stock Purchase Agreement surrendered and cancelled 1,350,000 then-issued and outstanding shares of common stock to the Company. These shares were surrendered as follows: Jenson Services, Inc., which then owned 2,480,500 shares (or approximately 68% of the Company's outstanding voting securities) delivered 375,000 of its shares for cancellation; James P. Doolin, which then owned
475,000 shares (or approximately 13% of the Company's outstanding voting securities) delivered 475,000 shares for cancellation; and his sister, Alycia Anthony, which then owned 500,000 shares (or approximately 14% of the Company's outstanding voting securities) delivered 500,000 shares for cancellation. All of these cancelled shares were returned to the status of authorized and unissued shares of the Company. No consideration was given by the Company in this transaction. The effect of this transaction was to reduce the carrying par value of shares surrendered and a corresponding increase to additional paid-in capital.

Pursuant to the terms of the Stock Purchase Agreement, on May 3, 2007, the Company's Board of Directors declared a special cash distribution of $0.1219 per share to the stockholders of record of the Company as of May 17, 2007 (Record
Date). Neither HFI, LP or the shares surrendered by Jenson Services or James P. Doolin or Alycia Anthony participated in the special cash distribution. The special cash distribution was paid on May 29, 2007, to stockholders of record on the Record Date, subject to the closing of the Stock Purchase Agreement. The special cash distribution was paid to the holders of an aggregate 2,297,421 shares of its common stock, after giving effect to the cancellation of 1,350,000 shares discussed above, which will resulted in a total cash distribution of approximately $280,000. The special cash distribution was a condition of the closing of the Stock Purchase Agreement.

Further, the Stock Purchase Agreement contains covenants that require HFI, LP, in its capacity as controlling stockholder of the Company following closing, to agree that it will not approve any reverse splits other than a one-time reverse split of not greater than 1-for-7 without the prior consent of the Company's former officers as representatives of the Company's continuing stockholders; that it will not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except in connection with a combination transaction with a corporation with current business operations (a "Going Public Transaction"); and that it will not allow the Company to enter into a Going Public Transaction unless the Company, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Small-Cap Market immediately following the closing of the Going Public Transaction. The Stock Purchase Agreement also grants demand and "piggy back" registration rights to HFI, LP and the any continuing holders of the Company's common stock that are deemed to be "restricted securities."

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits

   31.1      Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
   32.1      Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Energroup Technologies Corporation


Dated: August 15, 2007                                     /s/ Timothy P. Halter
       -------------                                       ---------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director