Form 10QSB
period 2007-09-30
ENERGROUP HOLDINGS CORP
filed 2007-11-01
CIK 766659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)
    X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2007

               Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


               For the transition period from ______________ to _____________



                         Commission File Number: 0-32873

                         Energroup Holdings Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               87-0420774
------------------------                              --------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 31, 2007: 1,943,812
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X

                         Energroup Holdings Corporation

              Form 10-QSB for the Quarter ended September 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Condensed Financial Statements                                      3

  Item 2   Management's Discussion and Analysis or Plan of Operation          12

  Item 3   Controls and Procedures                                            14

Part II - Other Information

  Item 1   Legal Proceedings                                                  14

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds        14

  Item 3   Defaults Upon Senior Securities                                    15

  Item 4   Submission of Matters to a Vote of Security Holders                15

  Item 5   Other Information                                                  15

  Item 6   Exhibits                                                           15


Signatures                                                                    15

Part I
Item 1 - Financial Statements

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
                             Condensed Balance Sheet
                               September 30, 2007

                                   (Unaudited)

                                     ASSETS                      September 30,
                                                                     2007
Current Assets                                                    ---------
   Cash on hand and in bank                                       $     864
                                                                  ---------

     Total Assets                                                 $     864
                                                                  =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable - trade                                       $  12,470
                                                                  ---------
     Total Liabilities                                               12,470
                                                                  ---------


Commitments and Contingencies


Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized
     None issued and outstanding                                       --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,943,812 shares issued and outstanding                          1,944
   Additional paid-in capital                                       670,269
   Accumulated deficit                                             (318,732)
   Deficit accumulated during the development stage                (365,087)
                                                                  ---------
     Total Stockholders' Equity (Deficit)                           (11,606)
                                                                  ---------

     Total Liabilities and Stockholders' Equity                   $     864
                                                                  =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
 The accompanying notes are an integral part ofthese financial statements.


                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
            Condensed Statements of Operations and Comprehensive Loss
                    Nine and Three months ended September 30,
             2007 and 2006 and Period from December 4, 1998 (date of
            reentry to development stage) through September 30, 2007

                                   (Unaudited)

                                                                                                     Period from
                                                                                                  December 4, 1998
                                                                                                 (date of reentry to
                                       Nine months    Nine months   Three months   Three months   development stage)
                                          ended          ended          ended          ended          through
                                      September 30,  September 30,  September 30,  September 30,   September 30,
                                          2007           2006           2007           2006            2007
                                       -----------    -----------    -----------    -----------    -----------

Revenues                               $      --      $      --      $      --      $      --      $      --
                                       -----------    -----------    -----------    -----------    -----------

Operating expenses
   General and  administrative costs        58,772          4,533         29,550            720         83,202
                                       -----------    -----------    -----------    -----------    -----------

Loss from operations                       (58,772)        (4,533)       (29,550)          (720)       (83,202)

Provision for income taxes                    --             --             --             --           (1,829)
                                       -----------    -----------    -----------    -----------    -----------

Net loss                                   (58,772)        (4,533)       (29,550)          (720)       (85,031)

Other comprehensive income                    --             --             --             --             --
                                       -----------    -----------    -----------    -----------    -----------

Comprehensive loss                     $   (58,772)   $    (4,533)   $   (29,550)   $      (720)   $   (85,031)
                                       ===========    ===========    ===========    ===========    ===========


Loss per weighted-average share
   of common stock outstanding,
   computed on net loss - basic and
   fully diluted                       $     (0.05)   $     (0.01)   $     (0.02)           nil    $     (0.16)
                                       ===========    ===========    ===========    ===========    ===========

Weighted-average number
   of shares of common stock
   outstanding - basic and
   fully diluted                         1,203,324        535,889      1,943,812        535,889        546,810
                                       ===========    ===========    ===========    ===========    ===========




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
    The accompanying notes are an integral part ofthese financial statements.


                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
                       Condensed Statements of Cash Flows
                Nine months ended September 30, 2007 and 2006 and
          Period from December 4, 1998 (date of reentry to development stage) through September 30, 2007

                                   (Unaudited)

                                                                                           Period from
                                                                                         December 4, 1998
                                                                                       (date of reentry to
                                                    Nine months         Nine months     development stage)
                                                       ended               ended              through
                                                   September 30,       September 30,       September 30,
                                                       2007                2006                2007
                                                     ---------           ---------           ---------

Cash Flows from Operating Activities
   Net loss for the period                           $ (58,772)          $  (4,533)          $ (85,031)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
       Expenses paid with issuance of common stock        --                  --                 3,481
       Increase (Decrease) in
         Accounts payable - trade                       12,370                (100)             12,470
                                                     ---------           ---------           ---------

   Net cash used in operating activities               (46,402)             (4,633)            (69,080)
                                                     ---------           ---------           ---------


Cash Flows from Investing Activities                      --                  --                  --
                                                     ---------           ---------           ---------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                  350,000                --               350,000
   Payment of cash dividend                           (280,056)               --              (280,056)
   Cash advanced by stockholder                          4,556               4,633                --
   Cash repaid to stockholder                          (27,234)               --                  --
                                                     ---------           ---------           ---------

   Net cash provided by financing activities            47,266               4,633              69,944
                                                     ---------           ---------           ---------

Increase in Cash                                           864                --                   864

Cash at beginning of period                               --                  --                  --
                                                     ---------           ---------           ---------

Cash at end of period                                $     864           $    --             $     864
                                                     =========           =========           =========
Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period                 $    --             $    --             $    --
                                                     =========           =========           =========
     Income taxes paid during the period             $     100           $     100           $     200
                                                     =========           =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.

    The accompanying notes are an integral part ofthese financial statements.

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
                     Notes to Condensed Financial Statements
                           September 30, 2007 and 2006



Note A - Background and Description of Business

Energroup Holdings Corporation (Company) was incorporated under the laws of the State of Utah on March 21, 1985, under the name of Great Lakes Funding, Inc. On January 9, 1986, the Company's Articles of Incorporation were amended to change the name from Great Lakes Funding, Inc. to Energroup Technologies Corporation.

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

On August 14, 2007, the Company effected a redomicle of its corporate domain from the State of Utah to the State of Nevada. The Company effected the redomicile through a merger with a new Nevada corporation which was formed by the Company on June 28, 2007 solely and specifically for the purpose of effecting the redomicile of the Company. At this time, the Company changed its corporate name to Energroup Holdings Corporation and the Articles of
Incorporation and Bylaws of the Nevada corporation became the Articles of Incorporation and Bylaws of the Company.

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

The Company's current and former majority stockholders have maintained the corporate status of the Company and have provided all nominal working capital support on the Company's behalf. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                           September 30, 2007 and 2006



Note B - Going Concern Uncertainty - Continued

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

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                           September 30, 2007 and 2006



Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, if any such items exist.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Income (Loss) per share
     -----------------------

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                           September 30, 2007 and 2006



Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2007 and 2006 and for the period from December 4, 1998 (date of reentry to development stage) through September 30, 2007, respectively, are as follows:

                                                                 Period from
                                                               December 4, 1998
                                                             (date of reentry to
                            Nine months       Nine months     development stage)
                               ended             ended             through
                          September 30,      September 30,      September 30,
                              2007               2006               2007
                             ------             ------             ------
       Federal:
         Current             $  --              $  --              $  --
         Deferred               --                 --                 --
                             ------             ------             ------
                                --                 --                 --
                             ------             ------             ------
       State:
         Current                --                 --                 --
         Deferred               --                 --                 --
                             ------             ------             ------
                                --                 --                 --
                             ------             ------             ------

         Total               $  --              $  --              $  --
                             ======             ======             ======

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

The  Company's  income  tax  expense  for each of the nine month  periods  ended
September 30, 2007 and 2006 and for the period from December 4, 1998 (date of reentry to development stage) through September 30, 2007, respectively, are as follows:

                                                                                            Period from
                                                                                          December 4, 1998
                                                                                        (date of reentry to
                                                      Nine months        Nine months     development stage)
                                                         ended              ended             through
                                                     September 30,      September 30,       September 30,
                                                         2007               2006                2007
                                                       --------           --------           --------

Statutory rate applied to income before income taxes   $(20,000)          $ (1,500)          $(29,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                    --                 --                 --
     Other, including reserve for
       deferred tax asset and application
       of net operating loss carryforward                20,000              1,500             29,000
                                                       --------           --------           --------

     Income tax expense                                $   --             $   --             $   --
                                                       ========           ========           ========

The Company's only temporary differences as of September 30, 2007 and 2006 relate to the Company's net operating loss. Accordingly, any deferred tax asset, as fully reserved, or liability, if any, as of September 30, 2007 and 2006, respectively, is nominal and not material to the accompanying financial statements.

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                           September 30, 2007 and 2006


Note G - Capital Stock Transactions

Reverse split transaction
-------------------------

At the Special Meeting of Shareholders of the Company, held on August 14, 2007, the Company's shareholders approved a proposal to effect a 1-for-7 reverse stock split in the issued and outstanding shares of the Company's common stock. This proposal was described in the definitive Schedule 14C Information Statement, which was filed with the Securities and Exchange Commission on July 23, 2007.

Pursuant to such shareholder approval, effective on August 20, 2007, the Company implemented a 1-for-7 reverse stock split in its issued and outstanding shares of common stock which reduced the number of its issued and outstanding shares of capital stock from 13,496,472 shares of common stock to approximately 1,943,812 post-split shares of common stock. In connection with the reverse stock split, no shareholder of record on July 9, 2007, the record date for the Special
Meeting (Record Date), who held fewer than 100 shares was affected by the reverse stock split and no shareholder of record on the Record Date who held more than 100 shares had his, her or its ownership reduced to fewer than 100 post-split shares of common stock as a result of the reverse stock split.

The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

Stock issuance/cancellation transactions
----------------------------------------

On or about March 12, 2007, the Company authorized the issuance of 5,462 pre-reverse split shares (approximately 780 post-reverse split shares) of common stock in conjunction with a reconciliation of its stock transfer records. The Company received a "General Release" in conjunction with this issuance. The Company completed the issuance on the belief the recipients of the shares may be defined as a "Protected Purchaser" under Section 70A-8-303 of the Utah Code Annotated and Article 8 of the Uniform Commercial Code.

On May 3, 2007, the Company, along with its directors and executive officers, entered into a Stock Purchase Agreement (Stock Purchase Agreement) with the Halter Financial Investments, L.P., a Texas limited partnership (HFI, LP), pursuant to which the Company agreed to sell to HFI, LP 11,200,000 pre-reverse split shares (approximately 1,600,000 post-reverse split shares) of unregistered, restricted common stock for $350,000 cash. This transaction closed on May 22, 2007. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, HFI, LP became the Company's controlling stockholder, owning approximately 82.98% of the 13,497,421 then issued and outstanding shares.

In conjunction with the above transaction, on May 3, 2007, certain then-principal shareholders of the Company, as a condition of the closing of the Stock Purchase Agreement surrendered and cancelled 1,350,000 then-issued and outstanding shares of common stock to the Company. These shares were surrendered as follows: Jenson Services, Inc., which then owned 2,480,500 pre-reverse split shares (approximately 354,290 post-reverse split shares) (or approximately 68% of the Company's then-outstanding voting securities) delivered 375,000 of its pre-reverse split shares (approximately 53,572 post-reverse split shares) for cancellation; James P. Doolin, which then owned 475,000 pre-reverse split shares (approximately 67,858 post-reverse split shares) (or approximately 13% of the Company's then-outstanding voting securities) delivered 475,000 pre-reverse split shares (approximately 67,858 post-reverse split shares) for cancellation; and his sister, Alycia Anthony, which then owned 500,000 pre-reverse split shares (approximately 71,429 post-reverse split shares (or approximately 14% of the Company's then-outstanding voting securities) delivered 500,000 pre-reverse split shares (approximately 71,429 post-reverse split shares) for cancellation. All of these cancelled shares were returned to the status of authorized and unissued shares of the Company. No consideration was given by the Company in this transaction. The effect of this transaction was to reduce the carrying par value of shares surrendered and a corresponding increase to additional paid-in capital.

                         Energroup Holdings Corporation
                  (formerly Energroup Technologies Corporation)
                          (a development stage company)
               Notes to Condensed Financial Statements - Continued
                           September 30, 2007 and 2006



Note G - Capital Stock Transactions - Continued

Special Cash Distribution
-------------------------

Pursuant to the terms of the Stock Purchase Agreement, on May 3, 2007, the Company's Board of Directors declared a special cash distribution of $0.1219 per share to the stockholders of record of the Company as of May 17, 2007 (Record
Date). Neither HFI, LP or the shares surrendered by Jenson Services or James P. Doolin or Alycia Anthony participated in the special cash distribution. The special cash distribution was paid on May 29, 2007, to stockholders of record on the Record Date, subject to the closing of the Stock Purchase Agreement. The special cash distribution was paid to the holders of an aggregate 2,297,421 pre-reverse split shares of its common stock, after giving effect to the cancellation of 1,350,000 pre-reverse split shares discussed above, which will resulted in a total cash distribution of approximately $280,000. The special cash distribution was a condition of the closing of the Stock Purchase Agreement.

Covenants related to stock issuances/retirements
------------------------------------------------

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

(2)  General

On August 14, 2007, the Company effected a redomicle of its corporate domain from the State of Utah to the State of Nevada. The Company effected the redomicile through a merger with a new Nevada corporation which was formed by the Company on June 28, 2007 solely and specifically for the purpose of effecting the redomicile of the Company. At this time, the Company changed its corporate name to Energroup Holdings Corporation and the Articles of
Incorporation and Bylaws of the Nevada corporation became the Articles of Incorporation and Bylaws of the Company.

At the Special Meeting of Shareholders of the Company, held on August 14, 2007, the Company's shareholders approved a proposal to effect a 1-for-7 reverse stock split in the issued and outstanding shares of the Company's common stock. This proposal was described in the definitive Schedule 14C Information Statement, which was filed with the Securities and Exchange Commission on July 23, 2007.

Pursuant to such shareholder approval, effective on August 20, 2007, the Company implemented a 1-for-7 reverse stock split in its issued and outstanding shares of common stock which reduced the number of its issued and outstanding shares of capital stock from 13,496,472 shares of common stock to approximately 1,943,812 post-split shares of common stock. In connection with the reverse stock split, no shareholder of record on July 9, 2007, the record date for the Special
Meeting (Record Date), who held fewer than 100 shares was affected by the reverse stock split and no shareholder of record on the Record Date who held more than 100 shares had his, her or its ownership reduced to fewer than 100 post-split shares of common stock as a result of the reverse stock split.

The effect of this action is presented in the accompanying financial statements as of the first day of the first period presented.

(3)  Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine month periods ended September 30, 2007 and 2006 were related the maintenance of the corporate entity, legal costs related to the May 2007 change in control and related sale of common stock, and compliance with the Securities Exchange Act of 1934, as amended.

Earnings per share for the respective nine month periods ended September 30, 2007 and 2006 were $(0.05) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, after accounting for the effect of the August 2007 1-for-7 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a business combination transaction.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $(11,600) and $(21,500), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(4)  Plan of Business

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

(5)  Liquidity and Capital Resources

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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


Item 3 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

     At the Special Meeting of Shareholders of the Company, held on August 14, 2007, the Company's shareholders approved a proposal to effect a 1-for-7 reverse stock split in the issued and outstanding shares of the Company's common stock. This proposal was described in the definitive Schedule 14C
     Information Statement, which was filed with the Securities and Exchange Commission on July 23, 2007.

     Pursuant to such shareholder approval, effective on August 20, 2007, the Company implemented a 1-for-7 reverse stock split in its issued and outstanding shares of common stock which reduced the number of its issued and outstanding shares of capital stock from 13,496,472 shares of common stock to approximately 1,943,812 post-split shares of common stock. In connection with the reverse stock split, no shareholder of record on July 9, 2007, the record date for the Special Meeting (Record Date), who held fewer than 100 shares was affected by the reverse stock split and no shareholder of record on the Record Date who held more than 100 shares had his, her or its ownership reduced to fewer than 100 post-split shares of common stock as a result of the reverse stock split.

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

                                              Energroup Technologies Corporation


Dated: October 31, 2007                            /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director