Form 10-K
period 2007-12-31
ENERGROUP HOLDINGS CORP
filed 2008-03-31
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-28806

ENERGROUP HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0420774
(State of Incorporation)	(I.R.S. Employer Identification No.)

No. 9, Xin Yi Street, Ganjingzi District	+86 411 867 166 96
Dalian City, Liaoning Province, PRC 116039	(Registrant’s telephone number, including area code)
(Address of principal executive offices, including zip code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of March 5, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32.3 million based on a split-adjusted closing price of $5.00 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date. On December 31, 2007, we had 21,136,391 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ENERGROUP HOLDINGS CORPORATION
FORM 10-K
For the Year Ended December 31, 2007

PART I

Item 1. BUSINESS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to growth and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond our control. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “will,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to:

•	our ability to timely and accurately complete orders products;

•	our dependence on a limited number of major customers;

•	political and economic conditions within the PRC;

•	our ability to expand and grow our distribution channels;

•	general economic conditions which affect consumer demand for our products;

•	the effect of terrorist acts, or the threat thereof, on consumer confidence and spending;

•	acceptance in the marketplace of our new products and changes in consumer preferences;

•	foreign currency exchange rate fluctuations;

•	our ability to identify and successfully execute cost control initiatives;

•	other risks outlined above and in our other public filings.

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We undertake no obligation to update this forward-looking information.

While our management fully intends to make concerted efforts to manage these risks, we cannot assure you that we will be able to do so successfully. See “Risk Factors” beginning on page 25 of this report.

Our Business

We produce, pack, sell, market and distribute fresh and processed meat products to customers in the People’s Republic of China (“China” or the “PRC”). Our current corporate structure is shown below. We own three PRC operating subsidiaries (collectively, the “Chuming Operating Subsidiaries”):

1.	Dalian Chuming Slaughter and Packaging Pork Company Ltd., whose primary business activity is acquiring, slaughtering and packaging of pork and cattle;

2.	Dalian Chuming Processed Foods Company Ltd., whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd., which is responsible for our sales, marketing and distribution activities.

Our three operating subsidiaries are spun off constituents of a former parent company, Dalian Chuming Group Co., Ltd. (the “Group”). Our company is separate and independent from the Group, which operates a different business and has different operations from ours. We took over ownership and control of the three Chuming Operating Subsidiaries from the Group in September 2007 following our corporate reorganization (See subsection entitled “Corporate Reorganization” on page 6 of this report). We are headquartered in the City of Dalian, Liaoning Province of China. Throughout this report, Energroup Holdings Corporation, Precious Sheen Investments Limited, Chuming WOFE and the Chuming Operating Subsidiaries are sometimes collectively referred to as “Chuming.”

Company Overview and History

Our business originated from the founding in 1999 of Dalian Chuming Group Co., Ltd. the former parent of the Chuming Operating Subsidiaries.  The Group began as a processor and supplier of fresh and frozen meat and meat products. Among industrialized farming corporations in northeastern China, the Group pursued distinction in the Chinese food industry by maintaining high quality management standards and international safety certifications.

In 2004, the Group established the Chuming Operating Subsidiaries, which now form the core of our business, and these companies began producing and supplying fresh and processed meats under the Chuming brand name. Since then we have rapidly become a significant producer and supplier in China’s meat industry, and have achieved consistent profitability and growth since inception. In the first three years of operation, our sales have grown at an average rate of 42% per annum. We sell our products to consumers in northeastern China, which has a population of approximately 108 million. In particular, our current customers are concentrated in the Liaoning Province (which has a population of approximately 42 million), and we are the largest pork producer in Dalian City, which has a population of approximately 3 million, or 6 million including the greater metropolitan area. At present, all of our sales are within China, which is the largest pork-consuming nation in the world, with a total of 54 million metric tons consumed in 2006. Due to the rapid development of the Chinese economy, urbanization and strong income growth, we have observed that pork consumption patterns are changing and consumption levels are continuing to increase.

Our major products are:

•
Fresh meat – pork that is processed in a controlled environmental chamber with closely monitored temperatures to ensure quality and safety standards during processing right up to the time of delivery to the consumer.

•	Frozen fresh meat – butchered pigs that are processed and immediately frozen, which includes such products as smoked pork, ham and roasts.

•	Frozen fresh byproducts – pork byproducts including pig’s liver, stomach, intestine, head and hoof.

We are part of an established pork production cycle that culminates in sales of fresh and frozen pork. This cycle includes feedstuff production, pig breeding, slaughtering, processing, packaging and distribution. We are involved in the slaughtering, processing, packaging and distribution aspects of the pork production cycle.

We are the first pork producer in China to receive “Green Food” certification from China’s Ministry of Agriculture. Green Food is an innovative certification program unique to China that is awarded to food processors who produce using environmentally sustainable methods and meet certain high technical standards of quality control, safety, and product quality, and generate low levels of pollution. Under strict supervision, control and regulation in production, processing, packing, storage and transportation, Green Food-certified companies must apply these quality control standards from field to customer and regulate the application of inputs, including pesticide, fertilizer, veterinary drug and additives to minimize environmental pollution and prevent toxic and harmful substances from entering the food supply chain. The Green Food certification is based on standards defined by the Codex Alimentarius Commission (“CAC”), a joint body of the United Nations Food and Agriculture Organization and the World Health Organization.

Corporate Reorganization Prior to Going Public

PRC law currently limits foreign ownership of certain companies based in the PRC. In order for us to raise equity capital from investors outside of China, we established an offshore holding company by the name of Precious Sheen Investments Limited (“PSI”) in the British Virgin Islands in May 2007. On September 26, 2007, Chuming WOFE entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of the Chuming Operating Subsidiaries to Chuming WOFE. On October 23, 2007, Chuming WOFE completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd.’s 68% interest in Chuming WOFE to PSI, and upon this transfer, Chuming WOFE became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming WOFE (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming WOFE a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

Following this corporate restructuring, PSI became the 100% owner and parent company of Dalian Precious Sheen Investments Consulting Co., Ltd. (“Chuming WOFE”), which in turn owns 100% of the Chuming Operating Subsidiaries: the Meat Company, the Food Company and the Sales Company.

Share Exchange Transaction

In December 2007, we completed a reverse take-over transaction in the form of a share exchange, which resulted in our current corporate structure. On December 31, 2007, we acquired all of the outstanding shares of PSI in exchange for the issuance of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of then-issued and outstanding common stock (excluding the shares issued in the Financing). As a result of that transaction, PSI became our wholly owned subsidiary and we acquired the business and operations of Chuming.

Prior to the share exchange transaction, Energroup was a public reporting “shell” company with nominal assets whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which Energroup would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity.

As a result of the share exchange transaction, PSI (and its subsidiaries) became the 100% owned subsidiary of Energroup Holdings Corporation, and we acquired the business and operations of Chuming.

$17 Million Financing

On December 3, 2007, we completed a $17 million private placement in which we sold and issued 3,863,635 shares of our common stock to fifteen accredited investors for $4.40 per share. After giving to the both the Exchange Transaction and the Financing, we had a total of approximately 21,136,392 shares of our common stock issued and outstanding, and the PSI Shareholders held 16,850,000 of these shares, constituting approximately 79.7% of our issued and outstanding common stock. For additional details concerning this financing, please see Note 18 in the footnotes to our financial statements included in this report.

Industry Overview

The following overview in certain instances cites to materials that are publicly available without charge. If no citation is provided with respect to certain information presented in this “Industry Overview” section, that information is attributed to our own research regarding the world pork market and China’s pork industry.

World Pork Market

According to a November 2007 report of the United States Department of Agriculture (USDA), China is the largest pork producer and consumer in the world. China is the leading producer among other countries in the world by a wide margin, and produces and consumes more than half of the world’s pork. Preliminary numbers for 2007 worldwide production of pork was 94.7 million metric tons (MMT, carcass weight equivalent) and consumption was 93.8 MMT. The USDA forecast for 2008 is that both the production and the consumption in China are expected to expand by more than 2% over 2007 levels.

Pork Production (1,000 Metric Tons, Carcass Weight Equivalent), 2003-2008 (Estimated)

	2003	2004	2005	2006	2007	2008 Nov.
China	45,186	47,016	50,106	51,972	47,000	48,000
EU-27	21,712	21,753	21,676	21,677	22,040	21,910
United States	9,056	9,312	9,392	9,559	9,877	10,108
Brazil	2,560	2,600	2,710	2,830	2,980	3,095
Russian Federation	1,710	1,725	1,735	1,805	1,880	2,000
Canada	1,882	1,936	1,920	1,898	1,850	1,790
Japan	1,260	1,272	1,245	1,247	1,260	1,255
Mexico	1,100	1,150	1,195	1,200	1,200	1,250
Korea, Republic of	1,149	1,100	1,036	1,000	1,065	1,095
Taiwan	893	898	911	905	910	910
Ukraine	630	558	493	485	530	540
Others	3,350	3,481	3,720	3,926	4,086	1,039
Total	90,488	92,801	96,136	98,504	94,678	92,992

Sources: USDA report, Livestock and Poultry: World Markets and Trade, November 2007.
Note: 2007 data is preliminary and 2008 is forecast.

Pork Consumption (1,000 Metric Tons, Carcass Weight Equivalent), 2003-2007 (Estimated)
	2003	2004	2005	2006	2007	2008 November
China	45,054	46,648	49,703	51,467	46,690	47,700
EU-27	20,683	20,528	20,632	20,518	20,790	20,800
United States	8,816	8,817	8,670	8,640	8,939	9,129
Russian Federation	2,417	2,338	2,486	2,639	2,734	2,874
Japan	2,331	2,529	2,482	2,458	2,500	2,490
Brazil	1,957	1,979	1,949	2,191	2,265	2,320
Mexico	1,423	1,556	1,556	1,580	1,565	1,580
Korea, Republic of	1,286	1,336	1,311	1,420	1,518	1,550
Canada	1,003	1,068	967	971	970	930
Taiwan	934	948	944	928	927	928
Ukraine	623	606	544	544	609	619
Others	3,621	3,697	3,906	4,158	4,332	1,249
	90,148	92,050	95,150	97,514	93,839	92,169

Sources: USDA report, Livestock and Poultry: World Markets and Trade, November 2007.
Note: 2007 data is preliminary and 2008 is forecast.

China’s Pork Industry

According to China’s National Bureau of Statistics, China’s US$176 billion animal husbandry sector is the second largest in the country’s basket of agricultural related industries including farming, forestry and fishery. The present size of the pork and processed meat market in China is an estimated US$32 billion.

Our research indicates that China’s per capita meat consumption was just over 55 kilograms by 2000, which is significantly smaller than the consumption level of over 100 kg per year by western standards. Based on what is known about Chinese culinary culture and habits, however, our management believes that the Chinese population is expected to consume more meat as their disposable income increases. For example, our research indicates that Hong Kong residents, who have a significantly higher per capita income, consumed on average 124 kg of meat in 2000.

The manner in which meat sales are conducted has changed as a result of new hygiene and food safety regulations that were introduced by the Chinese government in 1995. Historically, the great majority of meat sales in China had taken place in open-air markets or on streets, i.e. in free wet markets. These markets provided a location through which the consumer could buy live poultry or freshly slaughtered meat produced direct from local farmers. As a result of the new regulations however, governmental agencies recently have encouraged the replacement of open-air markets by supermarkets and convenience stores, and the market share of open-air markets has continued to decline. Even with these new regulations, however, the open-air markets still currently represent 80% of the overall meat-processing sector in China.

The meat industry in China is characterized by fragmentation, sanitation and hygiene issues, as well as social demographic trends. Supply is extremely localized with limited distribution capability. China’s vast geography and ‘in-development’ transport infrastructure have made it difficult to create national or even regional level competition in the industry. Our management believes that the trend towards greater sales through formal supermarkets and chain stores, coupled with the expansion of our sales and distribution network, will continue to favorably impact our business.

Pork is China’s most important source of meat and is consumed at a much higher rate than other categories of meat. The following 2007 USDA Report shows that pork is consumed in China with five times greater volume than poultry or “broiler meat” and almost seven times more than beef:

	Kg Per Person	Relative %
Beef	5.6	11%
Broiler Meat	7.9	15%
Pork	39.4	74%
Total:	52.9	100%

Sources: USDA report, Livestock and Poultry: World Markets and Trade, April 2007.

In addition to a general preference for pork, urbanization and rapid income growth are working in parallel to create more demand for pork and processed pork products. An emerging middle class of relatively high-income consumers is forming in certain Chinese cities. As household incomes rise, these high-income residents consume more of most foods on a per capita basis. According to the Urban Household Survey conducted in 2000 by China’s National Bureau of Statistics, pork consumption by low-income residents was 13.4 kg whereas it was 19.6 kg for high-income residents. These residents not only demand a greater quantity of food, but also higher quality (e.g. better cuts of meat, foods that are safer or healthier) and convenience (processed foods). Reports of food poisoning and dangerous chemical residues have given rise to strong demand for “green” foods for which we are certified. We believe that affluent consumers would be willing to pay premium prices for foods which have safety-related certifications, foods with purported health benefits or foods with other desirable attributes. We offer a wide range of food products that appeal to demands for safety, convenience, quality and health attributes demanded by high-income urban consumers.

Our management expects China’s meat industry, which includes the meat processing business, to grow due to key driving forces including food safety concerns that we believe will accelerate the transition from the traditional wet market to the modern dry market; rising modern retail channels; government mandates and supports of agricultural and meat processing companies; and consolidating forces.

Transition from “wet-market” to “dry-market”

We believe that food safety is a top concern of Chinese consumers who purchase meat products, and that this will eventually compel modernization of China’s meat processing industry. Consumer surveys showed that food safety, nutritional value and taste are the top three concerns of consumers, while price was ranked fourth. Furthermore, surveys showed that 60% of the consumers have a low degree of confidence in meat products in general. There are a number of food safety concerns facing the Chinese pork industry, including swine streptococcus and Foot and Mouth Disease, the use of antibiotics and illegal feed additives such as Clenbutero, pork injected with water and illegal slaughterhouses. China’s meat industry traditionally has been dominated by small and family-operated butcher shops that would slaughter the livestock in the open-air marketplaces and without the necessary safety and sterilized equipment. These unsanitary operations create what is commonly known as the “wet market,” which currently represents 80% of the overall meat-processing sector. However, the industry is changing rapidly. Along with the prevalent use of refrigerators in urban households, health conscious consumers are demanding more sanitary quality meat products which can only be processed and delivered in a temperature controlled cold chain environment. This presents significant opportunities to meat processors with advanced processing plants and refrigerated transportation capabilities.

Government quality control

Frequent occurrences of food safety scares have hastened the Chinese government’s effort in regulating food safety and quality. For example, in 2006 pork containing Clenbutero were found to be sold in several wet markets in Shanghai that resulted in over 330 people being poisoned, and an outbreak of swine Streptococcus in Sichuan Province led to the death of 17 people. A number of Chinese organizations are involved in an effort to bring the Chinese meat industry’s safety, hygiene and sanitation standards to an international level, including the Ministry of Agriculture, Ministry of Health, State Administration of Quality Supervision, Inspection, and Quarantine, State Food and Drug Administration, and the Ministry of Commerce. Tougher quality standards set for the meat processing industry represent barriers to newcomers while forcing operationally inadequate and financially unsound companies to shut down. Our management anticipates that companies such as ours, with quality meat processing and modern logistics systems, will benefit as they capture market share and build consumer brand loyalty.

Government’s strong support of meat processing industry

The main theme of China’s 11 th Five Year Plan is the development of China’s rural economy. With the widening wealth gap between the rich and poor or between urban and rural regions, China’s central government has shifted its focus from urban industrial growth to rural agricultural development aimed at improving the standard of living in the poorer regions. Many preferential policies were enacted to help the farming communities including subsidized livestock insurance and interest free loans. Scaled meat processors are considered active agents in galvanizing the rural economies by providing jobs, injecting capital, and introducing new technology and management expertise to the local economies. The Five Year Plans are a series of economic development initiatives promulgated by the Chinese government, however, they do not constitute binding or substantive policies or regulations. The Chinese economy has been shaped primarily by through the plenary sessions of the Central Committee and National Congresses. The Five Year Plan serves, in part, as a mapping strategy for economic development, setting growth targets, and launching reforms. The plan usually includes detailed economic development guidelines for all its regions and the nation as a whole. As China has transited from a centrally-planned economy to market economy, the name for the 11th Five-Year Plan has been characterized as a “guideline” rather than a strict “plan”. The 11th Five-Year Plan covers the period from 2006 to 2011.

National retailers provide platform for growth

The increasingly widespread use of refrigerators in urban Chinese households has attracted many retailers to carry more frozen food products, making available a wide variety of frozen products to consumers. Major domestic retailers, including LianHua have made an impact in introducing more brands of frozen food products in their retail stores. Even more significantly going forward will be the rapid expansion of international hypermarkets in China, including France’s Carrefour, the U.S.’s Wal-mart, and Germany’s Metro. These retailers with national reach will significantly change the retail industry landscape as they provide the platform for the large branded food companies to efficiently and rapidly distribute their products to large and untapped markets. These international retail chains can also provide excellent export opportunities to scaled, quality meat processing companies.

Industry consolidation benefits scaled players

In the more mature US meat market, the top three producers represent about 50% of the meat industry there. But in China the meat-processing industry is very fragmented with over 3,000 meat-processors most of which are small operators. The top three producers represent less than 5% of the overall market. Pig farms in China are also very fragmented with over 90% of the farms possessing fewer than 10 pigs. As smaller players experience pressure from margin compression and stricter government regulations, we believe scaled meat processors will make attractive acquisitions in order to capture market share, gain scale, secure raw material, and move closer to clients. The combination of stricter hygiene regulations, increasing competition from well-financed players, struggling meat suppliers, and increasing international competition from companies like Hormel will induce major industry shakeout and consolidation in the coming years.

Macro and Demographic Trends

It is widely believed that a middle class is rapidly emerging in China. China’s GDP has been growing at over 9% per year for the past 10 years and has created millions of new consumers. Management believes that these trends will translate into higher demand for pork products.

•
Incomes in urban China increased by 10% in the first nine months of 2006. China’s middle class - citizens making at least 50,000 Yuan (US$6,250) - are expected to double by 2010 to 25% of the country’s population, fueling domestic consumption.

•
While overall income grew rapidly, urban per capita disposable income grew even faster at 39.6% between 2002 and 2005, compared to 34.7% for per capita rural income during the same period. Urban per capita consumption of meat is twice that of the national average.

•
Due to the increasing rural migration to urban cities, China expects to double its major cities by 2010 creating new waves of Chinese urban meat consumers. The number of Chinese cities with over 1 million people is projected to reach 125 by 2010 according to the Chinese Academy of Sciences, and cities with over 2 million people are projected to reach 300 by 2020.

•
Domestic demand for meat products in China is expected to grow to a projected 100 million metric tons in 2010 from an actual 72.4 million metric tons in 2004 according to Access Asia, an independent research firm. Total production value of meat products are expected to increase to a projected US$120 billion from an actual US$84 billion and per capita meat consumption is expected to increase from an actual 49 kg to a projected 75 kg during the same period. Pork represents the bulk of meat products consumed in China.

With higher standards of living and more a demanding working lifestyle, urban Chinese consumers are purchasing more processed meat products and spending more on dining on meat products outside of the home. Our research indicates that:

•
Currently less than an estimated 10% of the meat consumed in China is processed. Meat consumption out of the home has surpassed in-home meat consumption in 11 Chinese provinces, especially in more economically developed regional markets such as Shanghai, Beijing, and Shenzhen, according to the National Bureau of Statistics.

•
Chinese consumers have become more conscious of food safety and quality, fueling demand for branded foods. This has become more evident after the occurrence of a series of disease outbreaks across Asia including SARS and the avian flu. With changing lifestyles and food quality awareness, Chinese consumers are seeking more name brands to ensure the quality in processed meat that they purchase.

•
The new health-conscious consumer group has become more educated and concerned with the freshness and nutritional value of various meat products. For example, LTMP (low temperature meat product) pork has become more popular recently as urban consumers become aware that LTMP has better nutritional value and fresher taste than the longer-shelf-life HTMP (high temperature meat product) pork products.

Processing of Meat Products in China

In the PRC, regulations relating to the processing of meat products are set forth in the PRC Law of Food Hygiene and the Administrative Measures for the Hygiene of Meat and Meat Products. A PRC food processing company is required to obtain a hygiene permit from the Hygiene Bureau of the relevant districts before it is permitted to apply to the Ministry of Industry and Commerce for a business license.

A food processing company may not purchase or use meat that has not been inspected and approved by the Animal Supervision Authority. Even if the meat has been so inspected, it must still satisfy other hygiene requirements. Each food processing company must have facilities to conduct regular laboratory testing of its products to ensure food safety requirements are met. For instance, sometimes traceable levels of contaminants and radioactive substances are found in meat products, and these must not exceed certain established national standards.

Food processing companies are required to possess hygienic cold storage facilities, and proper management of such cold storage facilities must be set out. All storage equipment and packing materials must also comply with hygienic standards. All meat products which are packed must be labeled, specifying requisite information such as name of the product, place of manufacture, manufacture date, lot number or code, final consumption date and ingredients. Any meat product to be exported shall be inspected by the Animal and Plant Quarantine Authority when passing through customs. Only meat products which have passed such inspections may be exported.

Business

We are principally engaged in the production, processing, sale and distribution of fresh and prepared meat products in China. Our products are classified as fresh and frozen pork, and prepared foods, which includes prepared pork, seafood and by-products.

Our production facilities are located in Dalian, a coastal city with a population of 3 million (6 million including the greater metropolitan area). Referred to as the “Boston of China” due to its Northeast proximity and port orientation, Dalian is the most affluent city in the Liaoning Province, with a population of 42 million. Dalian serves as a finance and export trade center of Northeast China, and is also the center of the “Buo Sea Economical Zone” (“BSEZ”). According to China’s National Bureau of Statistics, the BSEZ covers 12% of the territory and 20% of the population in China, and is the most important economic center in Northern China. The National Bureau of Statistics also projects that these two areas may generate a more rapid growth rate than the overall GDP growth of China in next 10 years. Our facilities include 5 production lines with the slaughtering capacity of 123,318 metric tons and prepared food capacity of 16,000 metric tons. Our prepared food facilities are the largest in Liaoning Province.

Our production lines are imported from international manufacturing automation leader Stork™ of the Netherlands, with the state-of-the-art technology and specialized for their in-process testing and quality controls. Our production facilities are certified under ISO9001 and HACCP. Our pork products are qualified “Green Food” by the National Green Food Development Center and qualified as one of 14 “National Safe Foods” by the National Slaughtering Authentication Center.

Our products are sold under the brand name of “Chuming™.” We target consumers who desire high quality pork products. We distribute our products through dealers and agents to more than 100 supermarkets, including Carrefour, Wal-mart, Metro, New-mart, Hymall and others. We also distribute our products to over 500 schools, hospitals, factory canteens and restaurants, and more than 500 “Chuming” franchise stores or specialty counters in wet markets. These franchise stores and specialty counters are resellers of our products with whom we have arrangements to sell our product under the Chuming brand name (the principal difference between franchise stores specialty counters being location within a supermarket for the former, and location in a wet market for the latter).

Our business activities are the slaughter, processing, packing and distribution of meat products for sale to clients throughout the PRC. We have a 250,000 square meter campus which houses an international standards-based meat processing plant located in the city of Dalian of the Liaoning Province in the PRC. We have a total of five production lines and an aggregate capacity to slaughter approximately 1.5 million pigs per year. We purchase hogs from more than 3,000 farms in the Liaoning Province and nearby areas, in addition to having an exclusive contract with farms owned and operated by Dalian Chuming Group Co., Ltd., to supply us with 600,000 live hogs in 2007, 750,000 in 2008, 800,000 in 2009, and 800,000 in 2010, at local market prices. Dalian Chuming Group Co., Ltd. provides breeding pigs, animal feed, vaccination, veterinary services and technology support to our subcontractor pig farmers, resulting in more favorable relations with these small independent suppliers.

Principal Products

We produce, distribute and sell fresh meat and prepared food products under the brand name “Chuming™,” through our dealership distribution network, our own sales force and franchise stores in the PRC.

We produce two main types of Processed Meat Products – High Temperature Meat Products (HTMPs) and Low Temperature Meat Products (LTMPs).

High Temperature Meat Products. HTMPs are cooked at a temperature of approximately 121°C and at approximately 2.5 times atmospheric pressure. These meat products can be stored at room temperature and have a shelf life of approximately six months from the date of production. However, the permitted shelf life of these products is 120 days from the date of production, even though the actual shelf life of these products is six months. HTMPs are generally priced lower than LTMP and do not require refrigeration. Therefore, they are affordable and accessible to the average PRC consumer.

Low Temperature Meat Products. LTMPs are cooked at lower temperatures ranging from 65 to 85°C, under 1 atmospheric pressure. These meat products have a shelf life of three months from the date of production if they are stored at a temperature of 0°C. In 2003, we introduced our LTMPs to the PRC market. The Group’s R&D studies have shown that LTMPs generally taste better than HTMPs because they are cooked at lower temperatures and thus are able to preserve the taste and nutrients found in the ingredients. The LTMPs generally cater to the taste of consumers in PRC cities who have higher purchasing power.

Currently, we have two main series of products for both HTMP and LTMP: the “Ham” series and the “Sausage” series. The Ham series has chunkier pieces of meat and thus has a meatier texture. It also has a corresponding higher percentage of meat content. The Sausage series has a lower percentage of meat content and has a smoother texture.

The range of products we offer includes more than 300 varieties of hams and sausages. The following is a summary of some of the types of Fresh and Processed Meat Products that we manufacture and how they are categorized:

Fresh Pork

Chinese people generally perceive that fresh meat retains a better flavor as compared with frozen meat. As such, the price of fresh pork meat is approximately 20% higher than frozen pork meat. The other producers of fresh pork meat in the PRC are generally farm-based suppliers, which supply the areas around the farms. The key difference between our fresh pork and that of farm-based suppliers is that our fresh pork is produced and packed in a highly controlled sanitized environment in our own facilities. Therefore, consumers have added assurance that our fresh pork meat is safe for consumption.

In order for the pork to remain fresh, at our facilities the pigs are slaughtered and then processed within 30 minutes. The meat is then cooled but not frozen at a temperature between 32° F (0° C) and 39.2° F (4° C) for about 20 hours. Following this cooling process, fresh pork is cut into various parts in a sterilized room with the constant temperature of 12° C. This reduces the risk of exposure to germs and bacterial contamination. Before delivery, the fresh pork is kept in our storage room at a controlled temperature of 0 to 4° C. The meat is stored in airtight rooms filled with ozone, which acts as a sterilizing agent, killing remaining germs and bacteria in the meat.

With our own temperature-controlled vans and trucks, we deliver the fresh pork to our customers including dealers, supermarkets and our franchise specialty stores. The entire process of cold production, cold storage and cold delivery is what we refer to as the “cold chain system.” This cold chain system ensures the freshness and quality of our product. Our fresh pork products have an average shelf life of 7 days from the date of production.

Frozen Pork

In the production of Chuming’s frozen pork, the meat is frozen at -31° F (-35° C) to -40° F (-40° C) for 48 hours. It is then stored or transported at a constant temperature of between -0.4° F (-18° C) to -13° F (-25° C). Since frozen pork can be preserved for longer periods of time, our frozen meat products are ideal for distribution across longer distances to the Northeast and North China as well as potentially to international markets such as Korea, Russia and Japan. These products have an average shelf life of 180 days from the date of production. We also sell our frozen pork to restaurants, supermarkets and fresh food markets.

Prepared Food Products

Our prepared food products include prepared pork, seafood and pig by-products, which accounted for 10% of our 2006 revenues.

Prepared Pork Products. Our prepared pork products are mainly LTMPs, which are cooked at lower temperatures ranging from 65° C to 85° C and under atmospheric pressure. These meat products generally have a shelf life of 30 days from the date of production if they are stored at a temperature ranging from 0° C to 4° C. For LTMPs, we currently have four series and more than 300 products. These foods are all made from the fresh pork that we produce. The following is a description of the types of prepared pork products we offer:

Ham

•	Chuming Cumin Ham
•	Cooked Ham
•	Roast Ham
•	Premium Ham
•	Sandwich Ham
•	Square Ham
•	Chunky Ham
•	Baby Ham
•	Salted Loin
•	Smoked Ham

Sausage

•	Diary Sausage
•	Garlic Sausage
•	Spicy Sausage
•	Chinese Sausage
•	Taiwan Sausage
•	Baby Sausage

Seafood Products.   Our prepared seafood products are made from fish, shrimp and other varieties of seafood. With our techniques of prepared food production, we prepare seafood products such as fish sausage and shellfish sausage. Seafood products have accounted for 5% of our revenue for the first six months of 2007. Due to the abundance of seafood in Dalian, located on the Northern coast of China, as well as relatively high profit margins for these products, we plan to expand our seafood output in the future. The following is a description of the varieties of seafood products we offer:

•	Seafood sausage
•	Baked Fish Sausage
•	Barbequed Prawn Sausage
•	Crab Sausage
•	Scallop Sausage
•	Squid Sausage

Pig By-Products. In China, virtually all parts of the pig are valued for consumption and are used in local cuisine. Pig “by-products” that are not typically used or sold in other parts of the world are prepared and sold in the Chinese market. This includes pig innards, pig skin, pig tails, lard and pig heads. Pig liver, stomach, intestine, head and hoofs are commonly used in Chinese cuisine and are sold to a ready market.

We produce our products through two of the Chuming Operating Subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd. in Wangfangdian, and (ii) Dalian Chuming Processed Foods Company Ltd. in Dalian.

Our fresh and frozen pork is produced by our subsidiary Meat Company. The Meat Company’s facilities cover 150,000 square meters and utilize state-of-art slaughtering and cutting lines imported from Stork Co. of the Netherlands. Meat Company has a slaughtering capacity of 250 pigs per hour, which is 1,500,000 pigs per year at full capacity. Our cutting line has a capacity of 30,132 metric tons per year. Our cold and freezing storage facilities can store up to 6,000 metric tons of fresh product. The fresh pork and frozen pork produced by Meat Company are typically sold either in whole carcass form or in cuts.

The prepared foods are produced by our subsidiary Food Company, located in the Ganjingzi District of Dalian. Food Company, which includes a 10,000 square meter processing facility. There are three prepared food production lines including one pork processing line with the capacity of 10,000 metric tons, one seafood sausage production line with the capacity of 4,500 metric tons and one deli by-product production line with the capacity of 1,500 metric tons. All of Food Company’s production line equipment is imported from Germany and features state-of-the-art technology. Based on our own market research on our competitors, Food Company is now the largest prepared food production plant in the Liaoning Province.

Supply of Pigs

We do not rear pigs, but instead purchase them from our former parent company, Dalian Chuming Group Co., Ltd., and from other suppliers who aggregate supply from local pig farms. We purchase live pigs from Dalian Chuming Group Co., Ltd. and third party suppliers on a cash-on-delivery basis.  While Dalian Chuming Group Co., Ltd.’s breeding operations are well developed and large scale, most of the pig farming in the PRC is generally not well commercialized. Our third party suppliers aggregate supplies from hundreds of small pig farms, which are typically operated by independent family-owned farms. One advantage of decentralized supply is that we obtain competitive market pricing for our supply of pigs. Another advantage is that any outbreak of livestock disease is likely to be confined to a one or more of these farms and would not affect our entire supply. Potential disadvantages from a decentralized supply of pigs include variations in quality of stock, and potential variation in quantity and timing of the supply of hogs to our plant for processing. However, because all pig famers who supply pigs to us are all located within the greater Dalian City metropolitan area (within a two hour radius by truck), the logistical issues have so far not interfered with our ability to secure a steady supply of hogs. Since we have around 6,000 local pig farmers who will supply hogs to us, we ordinarily are able to obtain a reasonably stable supply of hogs, even when some farms cannot meet our requests for any reason. Also, because our former parent company, Group, acquires pigs directly from independent farmers then sell pigs to us in lots (under our Hog Procurement Agreement), to some extent we have minimized the potential disadvantages discussed above.

Our pig suppliers supply us with regular quantities of pigs per based on the current prevailing market price of pigs on the day of delivery. We typically order a certain number of pigs per day from each of the farms that supply us pigs. For instance, if we expect to order 80,000 pigs per annum from a supplier, that supplier will supply somewhere between 240 and 260 pigs per day.

In order to ensure a consistent supply of fresh pork to our customers, we have made agreements with over 6,000 pig farms in the Dalian, to supplement our usual supply of live pigs. These pig farms have agreed to guarantee us a supply of approximately 400,000 pigs in 2007. Our suppliers have an aggregate capacity to supply us with approximately 1,100 pigs per day.

We normally pay a higher than average price per pig, which is typically RMB 1.25 per kg above the average market price for live pigs, in order to acquire what we believe to be a higher quality supply of pigs. Although we pay a premium for our supply of pigs from such guaranteed sources, our management believes that the benefits of this strategy outweigh the costs because of the goodwill that results from providing a consistently high-quality product to our customers.

Under our Long-Term Hog Procurement Agreement between Dalian Chuming Group Co., Ltd. and Dalian Chuming Slaughter and Packaging Pork Company, Ltd., Dalian Chuming Group Co., Ltd. agreed to supply no less than 750,000 live hogs to us in 2008, 800,000 in 2009, and 800,000 in 2010, and the price for the hogs is set at the fair market price at the time of delivery.

Due to a severe supply shortage of hogs in 2007 that was unanticipated, we processed approximately 791,440 pigs through December 31, 2007, which is 208,560 short of our 1,000,000 pig target for 2007 that was established in the early part of 2007. According to China Livestock and Products Annual Report 2007 dated on September 25, 2007 by the USDA Foreign Agricultural Service, the severe supply shortage of hogs in 2007 was because of a series of outbreaks of Porcine Reproductive and Respiratory Syndrome (PRRS), also known as Blue Ear Disease, in China from May 2006. Blue Ear Disease is an infectious disease that affects swine, characterized by reproductive disorders, premature delivery, miscarriage, and stillbirth—as well as abnormal breathing in piglets. According to the report, shortages and a sharp pork price increase occurred as a result of Blue Ear Disease. The average pork price increased by 48 percent from January to August 2007 over the same period in 2006, while prices in July and August 2007 increased by 86 and 87 percent, respectively, from the same months in 2006.

We participate in a breeding program with local farmers – under this program, after a careful selection process, every participating breeder must have a pig farmer provide a guarantee of supply, who must be responsible for making up any differences between the agreed amount and actual number of pigs supplied to us. This program has been in existence since 1998, and has been very successful so far with the farmers. Because our breeding programs increase farmer income, and therefore tax revenue in our region, our local government has welcomed these programs.

Among our suppliers, Zheng Baojiang, Wang Fujie, Zhang Jihuan, Sun Siyuan, and Ge Hongqi are the most successful pig farmers in our supply chain, and they supplied an aggregate of 12,000, 10,000, 8,000, 8,000 and 6,000 hogs respectively through each of the 12 months of 2007, contributing to 4.4% of our total supply.

In addition to the quality of our suppliers’ stock, and their health and safety controls, we have a quality control system of our own to ensure that pigs supplied to us are healthy and fit for human consumption. We require that pigs supplied to us be accompanied by required health certificates, and each must weigh at least between 90kg and 100kg. If the pigs meet the above criteria, we are then obligated to accept delivery of the pigs. (A pig that weighs between 90 and 100 kg, has more saleable meat per kilogram. If it is below this weight range, the ratio of meat to innards would be lower, resulting in less saleable meat per kilogram).

Customers and Distribution Methods of the Products

Customers

We have three primary types of customers for our products, which are (1) city and town households, (2) canteens and restaurants, and (3) food processing companies.

Chinese households prefer fresh pork to frozen pork. Consumers typically buy fresh pork in small quantities, in frequent visits to markets where it is sold. Households usually choose the supermarkets, the wet market, or Chuming™ franchise stores to buy the fresh pork based on convenience. This type of customer accounted for 90% of our revenues in 2006.

Canteens include the cafeterias of government agencies, schools, factories and hospitals. These customers, including restaurants, often purchase our pork from Chuming™ franchise stores or directly from agents or wholesalers of the company. This customer segment accounted for 4% of our revenues in 2006.

In addition to the above two types of customers, we also provide branded food processing companies with fresh and frozen pork. However, this customer segment accounted for less than 5% of our revenue in 2006. Since our sourced pigs are of good breed and have strict quality control in the production process, these food processors regularly rely on our pork as an ingredient in their products. Our clients in this segment include Taiwan Dachan, a feed supplier and food processor in Taiwan. These food processing companies typically get access to our products from Chuming agents or wholesalers.

Our largest customer accounted for approximately 19% and 26% respectively of our total turnover for the years ended December 31, 2005 and 2006. Our top five customers accounted for approximately 61% and 71% of our total turnover for the years ended December 31, 2005 and 2006, respectively. None of the directors, their associates or any shareholder of Chuming has any interest in any of our five largest customers.

Distribution Network

Our distribution network is organized and divided by geographic markets and sales regions, including: Dalian Metropolitan, Eastern Liaoning, Western Liaoning, Jilin, Heilongjiang and Hebei markets. In each market, we have a team led by a sales officer whose objective is to expand the Chuming sales network by developing potential dealers, agents and wholesalers, and maintaining the existing network by assisting our sellers. Our Sales Company works with dealers, agents and wholesalers, who then submit orders directly to us.

Sales by Region for the Year Ended December 31, 2007

Dalian	74%
Shenyang	18%
East Liaoning	3%
North Liaoning	2%
West Liaoning	2%
Others	1%

Retail Strategy

To differentiate ourselves, we have a unique retail strategy to complement our wholesale operations. We sell our product to “showcase stores” which are owned and operated by independent operators. These specialty boutique-type stores must have the same design and physical layout and must follow our operating methodologies. These storefronts are highly visible with the Chuming™ brand name. We also set merchandising and pricing policies and all employees must undergo a mandatory training program. There are currently over 500 such boutique stores in Liaoning Province, providing high brand recognition and communicating a message of quality that will benefit all channels. These boutique stores target the new middle class that desire and can afford high quality goods and services. They provide particular convenience to a typical busy two-income, middle-class family which shops frequently after work. Most of these boutique shops are located in Dalian and the major cities of Liaoning Province. Each store has a minimum monthly sales requirement depending on the city and store.

Dealers, agents and wholesalers who we work with serve their own diverse distribution channels. Our affiliated dealers organize their sales to stores and supermarkets, such as Carrefour, Wal-mart, Hymall, New-mart and Metro. Our affiliated agents assist in identifying locations and opening Chuming™ franchise stores in their region, important to the expanding our revenues. Our affiliated wholesalers typically organize the sales to canteens and restaurants as well as food processing companies. In some regions, our affiliated agents will also directly contact local canteens and restaurants.

Chuming’s Distribution Network

We have our Chuming™ branded counters in large stores and supermarkets, which are the most important and highly visible locations to enhance our brand and image. Since large supermarkets such as Carrefour and Wal-mart have strict requirements to approve any suppliers, having Chuming™ counters in these megaretailers’ flagship stores reinforces the consumer confidence in our products. We have Chuming™ counters in more than 100 large supermarkets located in Northeast China and the Hebei Province.

Our most popular product, fresh pork, is sold primarily though our Chuming™ franchise stores. Chuming™ franchise stores are usually located in high-density, urban residential areas easily accessible by our customers. The Chuming™ franchise stores also save time compared to long lines sometimes found at large supermarkets. Chuming™ franchise stores are all equipped with refrigerators to keep the pork fresh. We have established more than 500 Chuming™ franchise stores now operating in Dalian and throughout the Liaoning Province. In the next few years, we aim to increase the number of our Chuming™ branded franchise stores to more than 1,000 outlets.

We provide operators of franchise stores and specialty counters with equipment (refrigerated showcases, signage, uniforms, heating equipment for processed food and other equipment), labels and packaging, technical assistance, and permission to sell our products under the Chuming™ brand name. These operators pay us an equipment deposit (to cover the cost of equipment), a trademark usage guarantee deposit, a uniform fee (for the cost of employee uniforms), a one-time star-up fee to cover the costs of certain materials, and an ongoing fee of approximately 0.5% of the total purchase amount of the products these operators purchase from us. Operators agree to sell our products exclusively, and may sell other products only with our consent. Operators are responsible for payment of their own taxes and government fees, leasing expenses, and other operating costs. If an operator is terminated, we will refund the equipment deposit upon return of the equipment, and the trademark deposit if the operator has complied with the trademark usage guidelines we provide to them. We generally reward high-volume operators with discounts and incentives on a case-by-case basis.

Delivery

In China, one of the main obstacles to expanding market share and developing national brands has been logistical management during processing. We address this issue by equipping our processing plant with modern technologically advanced, state-of-the art equipment and production lines. Our advanced logistical infrastructure includes the use of bar coding and electronic interchange to enhance the speed and accuracy of data flow. Over the years, we have built an extensive logistical system that includes 21 contracted refrigerated container trucks that allow us to better preserve the meat and to expand our market scope by delivering food to farther retail points. As a result, we have been able to make deliveries within a 500km radius of our Dalian processing plant. Furthermore, our modern information technology system adds additional competitive advantage as it provides us real time market and production data which in turn enables us to capitalize on the timely information regarding market pricing, inventory levels, and changes in demand.

After orders are gathered and processed at the Sales Company, our products are delivered utilizing our transportation fleet and through pick-up by certain accounts at our facilities. The quality of our fresh pork is highly dependent on the storage room and delivery vehicles once they leave the chill room. We currently own 21 temperature-controlled vehicles, which we employ in our operations to help guarantee the freshness of pork at the point of delivery to customer locations in our primary market which is within a two-hour radius of Dalian.

Quality Control

We maintain all required licenses and certificates from the relevant central and local government authorities with regard to our pork production business. In 2005, we were awarded ISO 9001:2000 certification that covers our production, research and development and sales activities. ISO 9001 certification indicates that our abattoirs and pork production operations comply with international standards of quality assurance established by the International Standards Organization. All of Chuming’s production lines have also passed the Hazard Analysis and Critical Control Point (HACCP) test, which is certified by Moody International Certification Ltd.

We currently have 78 Quality Control (QC) personnel who run and refine our quality assurance system. This system is divided into two sections: Meat Production Supervision and Processed Meat Supervision. The 78 employees who work in our quality assurance program consist of 33 quality control engineers, and 45 staff. All members of the QC team are trained technicians with qualifications and experience in animal husbandry, quarantines and veterinary medicine. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

In addition, on average 11 government inspectors work in our slaughtering and packaging plant every shift. They examine animals before slaughter, supervise sanitation, inspect carcasses and internal organs for diseases during the slaughtering and processing procedures, and then certify carcasses and packaged products as to consumer readiness.

As discussed in the above section regarding our principal products, the pork products produced from freshly slaughtered pigs at our facilities are chilled or frozen after slaughtering to prevent deterioration of the meat caused by bacteria or chemical changes. The chilled and frozen pork are maintained within the requisite temperature ranges, during subsequent handling, transportation and distribution to retain freshness and to prevent deterioration of the meat.

Competition

We are currently one of the largest meat producers in the three northeast provinces of Jilin, Liaoning and Hei Longjiang. According to management’s estimates, in Liaoning Province, we are the market leader for both fresh pork with 8.4% market share and for meat products with a 2.6% market share. Management estimates that in Dalian, we are the market leader for fresh pork with a 50% market share, and shares the lead position for meat products with a 20% market share. As we expand geographically, we expect to encounter additional regional and local competitors. Our management believes that all food segments in China compete on the basis of price, product quality, brand identification and customer service, and that we are well positioned in all of these areas.

Major Domestic Competitors

Currently, our primary competition comes from the domestic players that operate in a very fragmented industry environment. Presently, there is no clearly dominant producer in the PRC pork industry. The three largest producers in China, Shuanghui, People’s Food and China Yurun, together capture less than 5% of the total market. Most of the companies in the industry tend to focus on different product and market segments. Shuanghui has the largest market share in the HTMP pork segment, while Yurun is the leader in the LTMP space. Both companies have done well in the top tier markets. People’s Food, on the hand, tends to focus more of its distribution efforts on smaller cities, where mass distribution is more difficult, and typically does not sell through large retail channels. On the other hand, about 40% of China Yurun’s sales are through supermarket and hypermarket chains. In terms of geographical focus, we believe People’s Food has a strong presence in Northeastern China, and China Yurun has announced plans to expand into the Northeast with plans for two new plants in Shenyang and Harbin.

New International Entrants

After China joined the WTO, many domestic industries were opened to international competition, including the meat-processing industry. Foreign companies have already entered China’s major cities, mainly though the major hypermarkets such as Carrefour. So far, domestic players have an advantage in the introduction of new products based on local tastes and distribution in below Super-tier cities such as Beijing and Shanghai. Tyson Foods, Inc., U.S.A. has a joint venture with Shanghai Ocean Wealth Fish Products Corporation Limited. Hormel Foods Corporation, U.S.A., has set up representative offices in China in 1995 and currently operates processing factories in Shanghai and Beijing.

Dalian Competitors - Fresh Pork

In Dalian as of 2007, our key fresh pork competitors are Bangchui Island with an 18% market share and Jiuxing (Nine Stars) with a 12% market share.
Fresh Pork Producers	Market Share (revenue)
Chuming	50%
Bangchui Island	18%
Jiuxing (Nine Stars)	12%
Taifu	8%
Tianxin	6%
Yurun	6%

Dalian Competitors - Meat Products

In Dalian as of 2007, our main meat products competitors are Chengxin with a 20% market share, Chuhe with a 17% market share, Jin Baiwei with a 15% market share, Shineway with a 15% market share and Yurun with an 8% market share.

Meat Product Producers	Market Share (revenue)
Chuming	20%
Chengxin	20%
Chuhe	17%
Jin Baiwei	15%
Shineway	15%
Yurun	8%
Others	5%

Advertising and Promotional Activities

Approximately US $75,000, US $100,000, US $150,000 and US $3.8 million were spent respectively in the fiscal years ended 2004, 2005, 2006, and 2007 on advertising and promotional activities. In 2007, we significantly increased our advertising budget.

Advertisements are principally for Processed Meat Products and Fresh Pork and are targeted at consumers in the Northeast PRC. We advertise periodically in the local media to create and maintain public awareness of our products and branding. These activities include television commercials, radio, magazine and newspaper advertisements, and exhibitions. We increase the frequency of advertisements whenever new products are launched.

Intellectual Property Rights

Through our advertising efforts and the consistent quality of its products, our management believes that consumers in the PRC have come to associate our “Chuming™” brand name with quality meat products. Thus, our management believes that the goodwill in the “Chuming™” branding is a valuable asset to us. The “Chuming” trademark and rights to the “Huayu” trademark application in the PRC are owned by Dalian Chuming Industry Development Co., Ltd., a subsidiary of the Group. We have been granted a perpetual fully paid up license to use both of these trademarks in connection with our business, under two trademark agreements with Dalian Chuming Industry Development Co., Ltd.

We believe that the protection of our brand names is important to our marketing efforts and believe that we have taken appropriate steps to protect our brand. We have not discovered any counterfeiting or any infringements of our Chuming™ or Huayu brand names during the three years prior to the date of this report.

We require all resellers who we work with, including specialty counters and franchise store operators, to comply with our trademark usage policy, and require them to pay trademark usage guarantee deposits. We also employee approximately 30 employees who randomly inspect the facilities of the over 500 operators we work with to ensure compliance with our policies and other guidelines. We will generally terminate our business relationship with operators found violating our policies.

Research and Development

We have two operations, a Meat Engineering Center and a Sea Products Center, focused on the development of new products to the market. In addition to meeting the taste demands of consumers, these groups focus on quality, nutrition and safety standards. These groups draw upon a 25-employee research and development staff, including three professors in the field of animal nutrition and biology, supporting the safe and rapid introduction to the market of new products, specifically in the areas of seafood and meat by-products. We currently have more than 100 products available to consumers, with the average rate of three new products ready for the market per month. We are also working on anti-freezing experiments to facilitate preservation of our meats so as to minimize or eliminate the use of chemical preservatives.

Government Approval and Regulation of Principal Products

The Chinese government is actively promulgating a plan for “safe meat” and is expected to raise the proportion of slaughtering automation to over seventy percent of all meat and actively enforce authorized slaughtering and quarantine. Government initiatives take the form of benefits ranging from special grants, subsidized financing, preferential tax policies, direct government funding and other types of subsidies aimed at encouraging the modernization of the meat industry. In addition, while it is possible that the Chinese central or provincial governments may enact more stringent regulations that raise standards for the meat processing industry, we believe that our company is currently a leader in meat processing safety standards, and would not be affected by such increased standards.

Compliance with Environmental Laws

We own two wastewater treatment plants on premise with a daily treating capacity of six hundred tons for each plant. Those plants were designed to comply with the Integrated Wastewater Discharge Standard of the PRC and the Environmental Protection Regulation of Dalian City. To the knowledge of our management, we have not breached any environment protection regulations during any of the past three years.

Employees

We currently have approximately 589 employees, the composition of which is as follows:
	R&D and Engineering	Production	General and Administrative	Sales and Marketing	Quality Control	Total
Meat Company	10	153	25	10	8	206
Food Company	15	165	15	18	10	211
Sales Company	0	0	25	135	0	160
Total	25	318	65	163	18	589

We and our predecessor companies have experienced excellent employee retention, which we believe is a result of our consistently-applied management policies and proactive employee benefit program participation. The average tenure is four years for factory workers and twelve years for management staff. All employees have health insurance, unemployment insurance and retirement benefits that are provided by the government. We make regular payments into these government-sponsored health insurance and retirement programs for each employee. Additionally, we provide free meals and accommodations to all employees on shift.

Certain of our employees are represented by a labor union which is governed by PRC Company and Labor Laws. There have been no adverse labor incidents or work stoppages in our history or our predecessor companies. Management believes that our relationship with our employees and the union are good.

Corporate Information

Our principal executive offices are located at No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039. Our main telephone number is +86 411 867 166 96 and our fax number is +86 411 867 166 90.

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Our holding company, Chuming WOFE, was incorporated in 2004, and the companies that form its present subsidiaries were incorporated in 2003 - 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the meat industry in China. Some of these risks and uncertainties relate to our ability to:

•	maintain our market position in the meat business in China;

•	offer new and innovative products to attract and retain a larger customer base;

•	attract additional customers and increase spending per customer;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	respond to competitive market conditions;

•	respond to changes in our regulatory environment;

•	manage risks associated with intellectual property rights;

•	maintain effective control of our costs and expenses;

•	raise sufficient capital to sustain and expand our business;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technology to support additional research and development.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If there are any interruptions to or decline in the amount or quality of our live pigs, raw pork or other major raw material supply, our business could be materially and adversely affected.

Live pigs and raw pork are the principal raw materials used in our production. We procure approximately 60% of our live pigs from Group, and the remainder from various of third party suppliers who are independent farmers. Our third party suppliers may not continue to be able to supply an adequate number of live pigs to satisfy our present and future production needs. The supply of pigs is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pig supply could materially disrupt our production and adversely affect our business. In addition to live pigs, we also use additives and packaging in our production, which we source from third party suppliers. Any interruptions to or decline in the amount or quality of our additives or packaging supply, could also disrupt our production or sales and adversely affect our business.

We are vulnerable to increases in the price of live pigs and other operating costs, and we may not be able to entirely offset these increasing costs by increasing the prices of our products, particularly our processed meat products.

We purchase agricultural products, such as live pigs, for use in our production process and for resale. The price of such commodities is subject to fluctuations that are attributable to a number of factors, such as the price of animal feed, diseases and infections, and weather conditions. If for example, worldwide and local grain prices should increase, this would affect the price of animal feed, which may increase the price of live pigs. Higher pig prices may force us to raise the prices we charge our customers for our products, however we may not always be able to pass on the entire amount of price increases to our customers, and/or consumers might cut back on consumption of meat products.

During 2007, prices of live pigs rose sharply. If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected. According to China Livestock and Products Annual Report 2007 dated on September 25, 2007 by the USDA Foreign Agricultural Service, the severe supply shortage of hogs in 2007 was because of a series of outbreaks of Porcine Reproductive and Respiratory Syndrome (PRRS), also known as Blue Ear Disease, in China from May 2006. Blue Ear Disease is an infectious disease that affects swine, characterized by reproductive disorders, premature delivery, miscarriage, and stillbirth—as well as abnormal breathing in piglets. According to the report, shortages and a sharp pork price increase occurred as a result of Blue Ear Disease. The average pork price increased by 48 percent from January to August 2007 over the same period in 2006, while prices in July and August 2007 increased by 86 and 87 percent, respectively, from the same months in 2006.

We may be unable to anticipate changes in consumer preferences for processed meat products, which may result in decreased demand for our products.

Our continued success in the processed meat products market is in large part dependent on our ability to anticipate and develop products that appeal to the changing tastes, dietary habits and preferences of customers. If we are not able to anticipate and identify new consumer trends and develop new products accordingly, demand for our products may decline and our operating results may be adversely affected. In addition, we may incur significant costs relating to developing and marketing new products or expanding our existing product offerings in reaction to what we perceive to be a consumer preference or demand. Such development or marketing may not result in the level of market acceptance, volume of sales or profitability anticipated.

If the chilled and frozen pork market in China does not grow as we expect, our results of operations and financial conditions may be adversely affected.

If the chilled and frozen pork market in China does not grow as we expect, our business may be harmed, we may need to adjust our growth strategy and our results of operation may be adversely affected.

We require various licenses and permits to operate our business, and the loss of or failure to renew any or all of these licenses and permits could materially adversely affect our business.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business, including, without limitation, a slaughtering permit in respect of each of our chilled and frozen pork production facilities and a permit for production of industrial products in respect of each of our processed meat production facilities. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Our premises and transportation vehicles are subject to regular inspections by the regulatory authorities for compliance with applicable regulations. Failure to pass these inspections, or the loss of or failure to renew our licenses and permits, could require us to temporarily or permanently suspend some or all of our production or distribution operations, which could disrupt our operations and adversely affect our business.

We are highly dependent on senior management and key research and development personnel.

We are highly dependent on our senior management to manage our business and operations and our key research and development personnel for the development of new processing methods and technologies, food products and the enhancement of our existing products. In particular, we rely substantially on our chairman and chief executive officer, Mr. Shi Huashan, to manage our operations. We also depend on our key research personnel. In addition, we also rely on information technology and logistics personnel for the production, storage and shipment of our products and on marketing and sales personnel, engineers and other personnel with technical and industry knowledge to transport, market and sell our products. We do not maintain key man life insurance on any of our senior management or key personnel. The departure of any one of them, in particular Mr. Shi, would have a material adverse effect on our business and operations. Competition for senior management and research and development personnel is intense and the pool of suitable candidates is limited. We may be unable to locate a suitable replacement for any senior management or key research and development personnel that we lose. In addition, if any member of our senior management or key research and development personnel joins a competitor or forms a competing company, they may compete with us for customers, business partners and other key professionals and staff members of our company.

We compete for qualified personnel with other food processing companies, food retailers, logistics companies and research institutions. Intense competition for these personnel could cause our compensation costs to increase significantly, which could have a material adverse effect on our results of operations. Our future success and ability to grow our business will depend in part on the continued service of these individuals and our ability to identify, hire and retain additional qualified personnel. If we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

Our growth strategy may prove to be disruptive and divert management resources.

Our growth strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly-hired employees, assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. We may require additional financing in the future.

We may need to obtain additional debt or equity to fund future capital expenditures. Additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

•	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

•	increase our vulnerability to general adverse economic and industry conditions;

•
require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

Our operations are cash intensive and our business could be adversely affected if we fail to maintain sufficient levels of working capital.

We expend a significant amount of cash in our operations, principally to fund our raw material procurement. Our suppliers, in particular, third party suppliers of pigs, typically require payment in full within seven days after delivery, although some of our suppliers provide us with credit. In turn, we typically require our customers of chilled and frozen pork to make payment in full on delivery, although we offer some of our long-standing customers credit terms. We generally fund most of our working capital requirements out of cash flow generated from operations. If we fail to generate sufficient revenues from our sales, or if we experience difficulties collecting our accounts receivables, we may not have sufficient cash flow to fund our operating costs and our business could be adversely affected.

We may be unable to maintain our profitability in the face of a consolidating retail environment in China.

We sell substantial amounts of our products to supermarkets and large retailers. The supermarket and food retail industry in China has been, and is expected to continue, undergoing a trend of development and consolidation. As the food retail trade continues to consolidate and our retail customers grow larger and become more sophisticated, they may demand lower pricing and increased promotional programs. Furthermore, larger customers may be better able to operate on reduced inventories and potentially develop or increase their focus on private label products. If we fail to maintain a good relationship with our large retail customers, or fail to maintain a wide offering of quality products, or if we lower our prices or increase promotional support of our products in response to pressure from our customers and are unable to increase the volume of our products sold, our profitability could decline.

Our operating results may fluctuate from period to period and if we fail to meet market expectations for a particular period, our share price may decline.

Our operating results have fluctuated from period to period and are likely to continue to fluctuate as a result of a wide range of factors, including seasonal variations in live pig supply and processed meat products consumption. Our production and sales of chilled and frozen pork are generally lower in the summer, due to lower supply of live pigs. Interim reports may not be indicative of our performance for the year or our future performance, and period-to-period comparisons may not be meaningful due to a number of reasons beyond our control. We cannot assure you that our operating results will meet the expectations of market analysts or our investors. If we fail to meet their expectations, there may be a decline in our share price.

We derive all of our revenues from sales in China and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

All of our current revenues are generated from sales in China. We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our business and financial condition.

We rely on our exclusive network of showcase stores, network stores and supermarket brand counters for the success of our sales and our brand image, and should they perform poorly, our business and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Chuming logo on our store facades. For the first half of 2007, these retail outlets accounted for approximately 43% of our total revenue. If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. Chuming does not own any of the retail based stores.

We rely on the performance of our wholesaler, retailer and mass merchant customers for the success of our sales, and should they perform poorly or give priority to our competitors’ products, our business could be materially and adversely affected.

In addition to our retail sales channel, we sell our products to supermarkets and large retailers, which in turn sell the products to end consumers. If the sales performance of our wholesale customers deteriorates, this could adversely affect our sales. Furthermore, our wholesale customers also carry products which directly compete with our products for retail space and consumer purchases. There is a risk that our wholesale customers may give higher priority to products of, or form alliances with, our competitors. If our wholesale customers do not continue to purchase our products, or provide our products with similar levels of promotional support, our sales performance and brand imaging could be adversely affected.

The loss of any of our significant customers could have an adverse effect on our business.

Our key customers are principally supermarkets and large retailers in the PRC. We have not entered into long-term supply contracts with any of these major customers. There can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. If we cannot maintain long-term relationships with our major customers, the loss of a significant portion of our sales to them could have an adverse effect on our business, financial condition and results of operations. Further, the loss of any one of our top five customers could cause us to suffer a temporary setback in our sales, which could have a short term negative effect on our financial results.

Recent regulatory enforcement crackdowns on food processing companies in the PRC could adversely affect our businesses.

Recently, the PRC government authorities have taken certain measures to maintain the PRC food market in good order and to improve the integrity of the PRC food industry, such as enforcing full compliance with industry standards and closing certain food processing companies in the PRC that did not meet regulatory standards. We cannot assure you that our businesses and operations will not be affected as a result of the deteriorating reputation of the food industry in the PRC due to recent scandals regarding food products.

Environmental regulations and related litigation could have a material adverse effect on our business and results of operations.

Our operations and properties are subject to extensive and increasingly stringent laws and regulations pertaining to, among other things, the discharge of materials into the environment and the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to protection of the environment. Failure to comply with any laws and regulations and future changes to them may result in significant consequences to us, including civil and criminal penalties, liability for damages and negative publicity.

We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. W e cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

Deterioration of our perishable products may occur due to delivery delays, malfunctioning of freezer facilities or poor handling during transportation, which could adversely affect our business, results of operations and financial condition.

The condition of our food products (being perishable goods) may deteriorate due to shipment or delivery delays, malfunctioning of freezer facilities or poor handling during delivery by shippers or intermediaries. We are not aware of any instances whereby we were made to compensate for delivery delays, malfunctioning of freezer facilities or poor handling during transportation. However, there is no assurance that such incidents will not occur in the future. In the event of any delivery delays, malfunctioning of freezer facilities or poor handling during transportation, we may have to make compensation payments and our reputation, business goodwill and revenue will be adversely affected.

Unexpected business interruptions could adversely affect our business.

Our operations are vulnerable to interruption by fire, power failure and power shortages, floods, computer viruses and other events beyond our control. In particular, China, especially eastern and southern China, is experiencing frequent electricity shortages. In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events and any such losses or damages incurred by us could disrupt our production and other operations.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur increased costs as a public company which may affect our profitability and an active trading market.

As a public company, Chuming will incur significant legal, accounting and other expenses that it did not incur as a private company. We are now subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

We have limited business insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources. In addition, since  our business operations are based outside of the U.S. (although we are a Nevada corporation quoted on the OTC Bulletin Board in the U.S.), directors and officers insurance may not be readily available to us at the prices and on terms acceptable to us. If we are not able to secure satisfactory D & O insurance coverage, we may not be able to attract the most qualified directors and officers, and our business could be indirectly adversely affected.

Risks Relating To Our Industry

The pig slaughtering and processed meat industries in China are subject to extensive government regulation, which is in the process of change and development.

The pig slaughtering and processed meat industries in China are heavily regulated by a number of governmental agencies, including primarily the Ministry of Agriculture, the Ministry of Commerce, the Ministry of Health, the General Administration of Quality Supervision, Inspection and Quarantine and the State Environmental Protection Administration. These regulatory bodies have broad discretion and authority to regulate many aspects of the pig slaughtering and processed meat industries in China, including, without limitation, setting hygiene standards for production and quality standards for processed meat products. In addition, the pig slaughtering and processed meat products regulatory framework in China is still in the process of being developed. If the relevant regulatory authorities set standards with which we are unable to comply or which increase our production costs and hence our prices so as to render our products non-competitive, our ability to sell products in China may be limited.

The pig slaughtering and processed meat industries in China may face increasing competition from both domestic and foreign companies, as well as increasing industry consolidation, which may affect our market share and profit margin.

The pig slaughtering and processed meat industries in China are highly competitive. Our processed meat products are targeted at mid- to high-end consumers, a market in which we face increasing competition, particularly from foreign suppliers. In addition, the evolving government regulations in relation to the pig slaughtering industry have driven a trend of consolidation through the industry, with smaller operators unable to meet the increasing costs of regulatory compliance and therefore are at a competitive disadvantage. We believe that our ability to maintain our market share and grow our operations within this landscape of changing and increasing competition is largely dependent upon our ability to distinguish our products and services.

In addition, prior to China’s entry into the World Trade Organization (“WTO”), high barriers to entry existed for many potential competitors in our business through the use of tariffs and restrictive import licensing and distribution practices. China’s admission to WTO has lowered some of the tariffs and other barriers to entry so we can expect that competition will increase.

We cannot assure you that our current or potential competitors will not develop products of a comparable or superior quality to ours, or adapt more quickly than we do to evolving consumer preferences or market trends. In addition, our competitors in the raw meat market may merge or form alliances to achieve a scale of operations or sales network which would make it difficult for us to compete. Increased competition may also lead to price wars, counterfeit products or negative brand advertising, all of which may adversely affect our market share and profit margin. We cannot assure you that we will be able to compete effectively with our current or potential competitors.

The outbreak of animal diseases or other epidemics could adversely affect our operations.

An occurrence of serious animal diseases, such as foot-and-mouth disease, or any outbreak of other epidemics in China affecting animals or humans might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and turnover. There can be no assurance that our facilities or products will not be affected by an outbreak of any disease or outbreak in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

Consumer concerns regarding the safety and quality of food products or health concerns could adversely affect sales of our products.

Our sales performance could be adversely affected if consumers lose confidence in the safety and quality of our products. Consumers in the PRC are increasingly conscious of food safety and nutrition. Consumer concerns about, for example, the safety of pork products, or about the safety of food additives used in processed meat products, could discourage them from buying certain of our products and cause our results of operations to suffer.

We may be subject to substantial liability should the consumption of any of our products cause personal injury or illness.

The sale of food products for human consumption involves an inherent risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties or product contamination or degeneration, including the presence of foreign contaminants, chemical substances or other agents or residues during the various stages of the procurement and production process. While we are subject to governmental inspections and regulations, we cannot assure you that consumption of our products will not cause a health-related illness in the future, or that we will not be subject to claims or lawsuits relating to such matters.

Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions that our products caused personal injury or illness could adversely affect our reputation with customers and our corporate and brand image. Consistent with industry practice in China, we do not maintain product liability insurance. Furthermore, our products could potentially suffer from product tampering, contamination or degeneration or be mislabeled or otherwise damaged. Under certain circumstances, we may be required to recall products. Even if a situation does not necessitate a product recall, we cannot assure you that government sanctions or product liability claims will not be asserted against us as a result. A product liability judgment against us or a product recall could have a material adverse effect on our business, financial condition or results of operations.

Our product and company name may be subject to counterfeiting and/or imitation, which could impact upon our reputation and brand image as well as lead to higher administrative costs.

We regard brand positioning as the core of our competitive strategy, and intend to position our brand, “Chuming™” to create the perception and image of health, nutrition, freshness and quality in the minds of our customers. There have been frequent occurrences of counterfeiting and imitation of products in the PRC in the past. We cannot guarantee that counterfeiting or imitation of our products will not occur in the future or that we will be able to detect it and deal with it effectively. Any occurrence of counterfeiting or imitation could impact negatively upon our corporate and brand image, particularly if the counterfeit or imitation products cause sickness, injury or death to consumers. In addition, counterfeit or imitation products could result in a reduction in our market share, a loss of revenues or an increase in our administrative expenses in respect of detection or prosecution.

Risks Relating To Conducting Business in the PRC

Substantially all of our assets and projects are located in the PRC, and substantially all of our revenue is sourced from the PRC. Accordingly, our results of operations and financial position are subject to a significant degree to economic, political and legal developments in the PRC, including the following risks:

Economic, political and social conditions and government policies in China could have a material adverse effect on our business, financial condition and results of operations.

Economic, political and social conditions and government policies in China differ in many respects from other more fully industrialized nations, and below are examples of such differences.

•
Structure. Agriculture still plays an important role in Chinese economy and employment. Agriculture still represents around 50% of the employment, which is substantially higher than most developed countries.

•	Capital re-investment. Compared with more highly developed nations, there may be less availability to Chinese firms of all types of investment capital within China.

•
Government involvement. China is still transitioning from a centrally planned economic model to that of a free market. As a result, the Chinese government has traditionally had a greater degree of regulatory involvement in the economic affairs and conduct of firms in China, as compared with firms in more advanced market-based economies.

•
Allocation of resources. Related to the above point, the Chinese government may have greater ability to influence the allocation of capital, labor, materials, and other resources than governments of other advanced market-based economies.

•
Level of development. Although China’s economy has been rapidly growing in recent years, certain aspects such as public infrastructure, poverty rate, and other measurements of development still lag behind highly developed nations, and this affects how companies must conduct business in China.

•
Control of foreign exchange. China still maintains strict foreign exchange controls which has been in place since 1979, although steps have been taken to increase the exchangeability of the Chinese renminbi with other currencies.

•
Growth rate. For several years, China’s economy has achieved consistent double digit growth rates, and this may put strain on infrastructure, availability on raw materials, and ability of firms to manage growth.

•
Rate of inflation. According to the Consumer Price Index (CPI) compiled by the National Statistics Bureau of China, the overall rate of inflation (CPI) in August 2007 is 6.5% and the rate of inflation for food in August 2007 was 18.2%, which are substantially higher than most of the developed countries, and these factors affect the local market environment in which Chinese firms must operate.

The economy of China has been transitioning from a centrally planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industries by imposing industrial policies. It also exercises significant control over China’s economic growth through allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Policies and other measures taken by the PRC government to regulate the economy could have a significant negative impact on economic conditions in China, with a resulting negative impact on our business. For example, our financial condition and results of operations may be materially and adversely affected by:

•	new laws and regulations and the interpretation of those laws and regulations;

•	the introduction of measures to control inflation or stimulate growth;

•	changes in the rate or method of taxation;

•	the imposition of additional restrictions on currency conversion and remittances abroad; or

•	any actions which limit our ability to develop, produce, import or sell our products in China, or to finance and operate our business in China.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our Chuming Operating Subsidiaries which are located in China, which are governed by PRC laws and regulations. In addition, because the parent companies that hold these entities, namely PSI and Energroup Holdings Corporation, are outside of China, we are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, while we are incorporated in the State of Nevada, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Dalian Precious Sheen Investments Consulting Co., Ltd. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while we report our financial results and position in U.S. dollars. Any significant fluctuation in value of RMB may materially and adversely affect our reported cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to Our Corporate Structure

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our business in the PRC through Chuming WOFE by means of certain ownership arrangements. If the PRC government determines that these ownership arrangements do not comply with applicable regulations, our business could be adversely affected and we could be subject to sanctions.

As a result of the share exchange transaction disclosed elsewhere in this report, we own 100% of the equity interest in Precious Sheen Investments Limited, a British Virgin Islands company (“PSI “). PSI owns 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China. Chuming WOFE is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”). Throughout this report, PSI, Chuming WOFE and the Chuming Operating Subsidiaries are sometimes collectively referred to as “Chuming.”

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through Chuming WOFE. Chuming WOFE holds the licenses and approvals necessary to operate our business in China.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If in the future the PRC government determines that we do not comply with applicable PRC law, it could impose fines on our PRC shareholders, and in extreme cases, the PRC government could take steps to revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may limit our ability to acquire PRC companies and adversely affect the implementation of our strategy as well as our business and prospects.

The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a PRC company by an offshore company controlled by PRC residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the PRC residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On May 31, 2007, SAFE issued another official notice known as “Circular 106,” which requires the owners of any Chinese company to obtain SAFE’s approval before establishing any offshore holding company structure for foreign financing as well as subsequent acquisition matters in China.

If we decide to acquire a PRC company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approvals, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects. In addition, if such registration cannot be obtained, our company will not be able to receive dividends declared and paid by our subsidiaries in the PRC and may be forbidden from paying dividends for profit distribution or capital reduction purposes.

Chuming WOFE is subject to restrictions on making payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investment in Chuming and their operating subsidiaries in China. As a result of our holding company structure, we rely entirely on payments or dividends from Chuming WOFE for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our shares of common stock.

Risk Relating to an Investment in Our Securities

Generally, we have not paid any cash dividends to our shareholders and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide or may be unable due to pay any dividends. We intend to retain all earnings for our company’s operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of US$1,000,000 or annual income exceeding US$200,000 or US$300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Our common stock is thinly traded and, you may be unable to sell at or near “ask” prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq Global Select Market, Nasdaq Global Market, Nasdaq Capital Market (the “Nasdaq Markets”), or other exchanges. Our common stock has historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price of our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. As noted above, our common stock is sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. The following factors also may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; additions to or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Report. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market prices, or as to what effect the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, we do not rule out the possibility of applying for listing on the Nasdaq Markets or another exchange.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes, as well as proposed legislative initiatives following the Enron bankruptcy, are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of our company and its affiliates may lead to future liability for our company.

Prior to our acquisition of Chuming in December 2007, we engaged in businesses unrelated to our current operations. Although certain previously controlling shareholders of our company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Mergers of the type we just completed with Chuming are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the Securities and Exchange Commission and Nasdaq have not generally favored transactions in which a privately-held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders and their affiliated entities will own approximately 69.5% of our outstanding ordinary shares, representing approximately 69.5% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in agricultural markets;

•	changes in the economic performance or market valuations of other meat processing companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from a recent offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. UNRESOLVED STAFF COMMENTS

On February 11, 2008, we filed a registration statement on Form S-1 in order to register, for resale by selling shareholders, up to 7,727,271 shares of our common stock. On March 7, 2008, we received a letter from the staff of the Securities and Exchange Commission with comments on our initial Form S-1 filing. As of the date of this report, we are in the process of responding to the comments from the staff, and preparing an amendment to the S-1 registration statement.

Item 2. PROPERTIES

Facilities

Our main facility and principal executive offices are located at No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039, which also serves as the headquarters for our food subsidiary and sales subsidiary. Our main facility is located on 89 acres in the industrial area of Dalian, where we have developed over 74,000 sq. meters of factory floor. In addition to our corporate offices, we also own and maintain housing for up to 760 employees, and health maintenance facilities. Our slaughtering subsidiary’s principal facility is located at No.2026, Zhuanshi Street, Wafangdian Town, Dalian City, Liaoning Province, PRC. We believe that these facilities will be sufficient to house our operations for at least the next three years, and we have the capacity to accommodate our projected long-term growth plans.

Land Lease on Main Facility

We have acquired the land use certificate for 89 acres of land in Dalian City, which entitles us to use and dispose of the land and the commercial or residential buildings located on the land. Our Food Co. occupies this piece of land.

We have also opened offices in eleven cities outside of Dalian. We have entered leasing agreements for those office spaces for terms ranging from one and three years. These offices are mainly sales offices and they are generally very small in size. They are located in surrounding cities, mainly in Liao Ning Province. In total, we paid approximately $58,000 rent in 2007 for these eleven offices.

Real Property Rights

We have rights to use and occupy two parcels of state-owned land, which are 106,466 square meters and 48,461 square meters in area, respectively, on which our operations are located. These land use rights are granted to us under two certificates dated March 3, 2003, granted by the Government of the Ganjingzi District of Dalian: (i) Gan Guo Yong [2003] No. 04010 for Site Number 4-17-03-09 (106,466 square meters), and (ii) Gan Guo Yong [2003] No. 04009 for Site Number 4-17-03-10 (48,461 square meters). These land use rights entitle us to use of the land for a period of fifty years (until March 20, 2053) for industrial purposes. Our Food Co. occupies these two pieces of land.

We pledged our land use rights in the second parcel above (Gan Guo Yong [2003] No. 04009 for Site Number 4-17-03-10) to the Bank of China, Liaoning Province Branch, and the pledge has a term from December 14, 2006 to December 13, 2011. Our plant, warehouse and office building have all been completed, and we are in the process of filing the proper documentation with the local PRC government to bring these properties into operation.

Item 3. LEGAL PROCEEDINGS

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of shareholders of Energroup Technologies Corporation held on August 14, 2007, the Company’s shareholders approved proposals to: (i) effect a 1-for-7 reverse stock split in the issued and outstanding shares of the Company’s common stock; and (ii) change state of incorporation of the Registrant from Utah to Nevada by merging the Registrant with and into Energroup Holdings Corporation, a wholly owned Nevada corporation, in connection with which the Articles of Incorporation and Bylaws of Energroup (Nevada) would become the Articles of Incorporation and Bylaws of the Company. The proposals were described in a definitive Schedule 14C Information Statement, which was filed with the Securities and Exchange Commission on July 23, 2007.

Pursuant to such shareholder approval, effective on August 20, 2007, the Company implemented a 1-for-7 reverse stock split in its issued and outstanding shares of common stock which reduced the number of the Company’s issued and outstanding shares of capital stock from 13,496,472 shares of common stock to approximately 1,943,812 post-split shares of common stock. In connection with the reverse stock split, no shareholder of record on July 9, 2007, the record date for the Special Meeting, who held fewer than 100 shares was affected by the reverse stock split and no shareholder of record on the record date who held more than 100 shares had his, her or its ownership reduced to fewer than 100 post-split shares of common stock as a result of the reverse stock split. In addition, effective on August 20, 2007, in a change-of-domicile merger, the Company was merged with and into Energroup (Nevada) and the Articles of Incorporation and Bylaws of Energroup (Nevada) became the Articles of Incorporation and Bylaws of the Company.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Equity

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ENHD.” As of December 31, 2007, there were approximately 179 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
2007

Quarter ended December 31, 2007	$5.00	$5.00
Quarter ended September 30, 2007	$4.65	$4.65
Quarter ended June 30, 2007	$4.65	$4.65
Quarter ended March 31, 2007	$4.65	$4.65

2006

Quarter ended December 31, 2006	$0.30	$0.30
Quarter ended September 30, 2006	$0.30	$0.30
Quarter ended June 30, 2006	$0.30	$1.01
Quarter ended March 31, 2006	$0.30	$1.01

2005

Quarter ended December 31, 2005	$0.50	$0.50
Quarter ended September 30, 2005	$0.25	$0.50
Quarter ended June 30, 2005	$0.05	$0.025
Quarter ended March 31, 2005	n/a	n/a

On March 5, 2008, the closing sale price of our common stock on the OTC Bulletin Board was $5.00 per share. The share prices in the above table have been retroactively adjusted for: (i) a 1-for-7 reverse stock split effective August 20, 2007, and (ii) a 1-for-4.6 reverse stock split effective December 14, 2007.

Reverse Stock Splits

In 2007, we conducted two reverse stock splits:

(1) Effective August 20, 2007, the Company conducted a 1-for-7 reverse stock split in its issued and outstanding shares of common stock which reduced the number of the Company’s issued and outstanding shares of capital stock from 13,496,472 shares of common stock to approximately 1,943,812 post-split shares of common stock. In connection with the reverse stock split, no shareholder of record on July 9, 2007, the record date for the Special Meeting, who held fewer than 100 shares was affected by the reverse stock split and no shareholder of record on the record date who held more than 100 shares had his, her or its ownership reduced to fewer than 100 post-split shares of common stock as a result of the reverse stock split. This 1-for-7 reverse stock split was approved by the shareholders of the Company in a special meeting.

(2) Effective December 14, 2007, prior to our reverse acquisition and financing transaction that was consummated on December 31, 2007, we conducted a 1-for-4.6 reverse split of our common stock, par value $0.001. The action was approved by written consent of stockholders holding a majority of the Company’s outstanding Common Stock in lieu of a special meeting. As a result of the reverse split, the number of shares of the Company’s common stock issued and outstanding was reduced to 422,756. Commencing on December 14, 2007, the OTC Bulletin Board began quoting our common stock under the symbol ENHD.OB.

Dividend Policy

We do not anticipate declaring or paying any cash dividends on our capital stock. We currently intend to retain all of our net income for use in our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and other factors the board of directors may deem relevant.

Item 6. SELECTED FINANCIAL DATA

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our predecessor’s financial statements and the related notes included elsewhere in this report. The financial data for the twelve month period ending December 31, 2007, 2006 and 2005 were derived from audited financial statements included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2007 (audited)	2006 (audited)	2005 (audited)	2004 (audited)	2003 (unaudited)
Consolidated Statements of Operations Data:

Sales	124,696	70,396	54,119	654	-
Cost of Sales	104,379	57,794	45,284	711	-
Gross Profit	20,317	12,601	8,835	(56)	-
Operating Expenses	6,246	2,891	1,647	402	-
Income from Operations	14,071	9,709	7,188	(459)	-
Other Income (Expense), net	(1,476)	(1,583)	(1,008)	5,164	-
Income Before Taxes	12,620	8,126	6,180	4,705	-
Income Taxes	968	1.6	191	66	-
Net Income	11,652	8,128	5,988	4,772	-
Foreign Currency Translation	2,064	611	286	-	-
Comprehensive Income	13,716	8,739	6,274	0.7	-
Basic Net Income Per Share (in US$)	0.67	0.47	0.35	0.28	-
Diluted Net Income Per Share (in US$)	0.67	0.47	0.35	0.28	-
Basic Weighted Average Number of Shares Outstanding	17,272,756	17,272,756	17,272,756	17,272,756	-
Diluted Weighted Average Number of Shares Outstanding	17,272,756	17,272,756	17,272,756	17,272,756	-

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2007 (audited)	2006 (audited)	2005 (audited)	2004 (audited)	2003 (unaudited)
Balance Sheet Data:
Total Assets	$66,620	$56,846	$50,993	$29,957	$-
Current Liabilities	17,682	16,764	18,979	2,358	-
Long Term Liabilities	-	17,909	18,580	19,309	-
Stockholders Equity	48,938	22,174	13,434	8,290	-

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Chuming for the fiscal years ended December 31, 2007, 2006, and 2005 should be read in conjunction with the Selected Consolidated Financial Data, the consolidated financial statements, and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a meat processing company that specializes in pork and pork products. We have a unique wholesale and retail distribution model and sell directly to over 7,600 retail outlets, including supermarkets and hypermarkets across Northeast China.

Dalian Precious Sheen Investments Consulting Co., Ltd., or Chuming WOFE, is our holding company established in the People’s Republic of China (the “PRC” or “China”) as a holding company for our three PRC operating subsidiaries, referred to elsewhere in this report as the “Chuming Operating Subsidiaries”:

1.
Dalian Chuming Slaughter and Packaging Pork Company Ltd. (also referred to in this report as “Meat Company”), whose primary business activity is acquiring, slaughtering and packaging of pork and cattle;

2.	Dalian Chuming Processed Foods Company Ltd. (also referred to in this report as “Food Company”), whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd. (also referred to in this report as “Sales Company”), which is responsible for Chuming’s sales, marketing and distribution operations.

The Chuming Operating Subsidiaries are spun off constituents of Chuming’s former parent company, Dalian Chuming Group Co., Ltd., or the “Group.” Our primary business activities are the production and packing of fresh pork and also production of processed meat products for distribution and sale to clients throughout the PRC. We are headquartered in the City of Dalian, Liaoning Province of China. Chuming WOFE was incorporated in China as wholly foreign owned enterprise on in December 2007.

Recent Events in 2007 – Reverse Acquisition and Financing Transaction

On December 31, 2007, Energroup acquired all of the outstanding shares of PSI in exchange for the issuance by Energroup of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of the then-issued and outstanding common stock of Energroup (excluding the shares issued in the Financing). As a result of this Exchange Transaction, PSI became Energroup’s wholly owned subsidiary and Energroup acquired the business and operations of Chuming WOFE.

Concurrently with the closing of the Exchange Transaction, on December 31, 2007 we raised $17,000,000 in a private placement by issuing 3,863,635 shares of our common stock to investors at $4.40 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our combined financial statements included in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Method of Accounting

We maintain our general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by us conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

Our three operating subsidiaries, the Meat Company, Food Company and Sales Company, were incorporated and have been in existence since December 2004. As of December 31, 2006, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital

Precious Sheen Investments Limited	BVI	100%	USD 10,000

Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB 29,400,682

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB 10,000,000

Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB 5,000,000

Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB 5,000,000

The consolidation of these operating subsidiaries into a newly formed holding company i.e. the “Company” is permitted by United States GAAP: ARB51 paragraph 22 and 23.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

Accounts Receivable

We extend unsecured, non interest bearing credit to our customers; accordingly, we carry an allowance for doubtful accounts, which is an estimate, made by management. Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances. Management must approve credit extended to new customers who have met the criteria of our credit policy.

Inventory Carrying Value

Inventory, consisting of raw materials in the form of livestock, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead. Periodic evaluation is made by management to identify if inventory needs to be written down because of damage, or spoilage. Cost is computed using the weighted average method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Construction in progress represents the direct costs of design, acquisition, and construction of buildings, building improvements and land improvements. Capitalization of these costs ceases when substantially all activities necessary to prepare the assets for their intended use are completed. At such point, construction in progress is transferred to its respective asset classification. No depreciation is provided until it is completed and ready for intended use.

Property and equipment are depreciated using the straight-line method over their estimated useful life with a 5% salvage value. Their useful lives are as follows:

Fixed Asset Classification	Useful Life

Land Improvements	10 years
Buildings	20 years
Building Improvements	10 years
Manufacturing Machinery & Equipment	10 years
Office Equipment	5 years
Furniture & Fixtures	5 years
Vehicles	5 years

Land Use Rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided over its useful life, using the straight-line method. The useful life of the land use right is 50 years.

Accounting for Impairment of Assets

We review the recoverability of our long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

Customer Deposits

Customer Deposits represents money we have received in advance for purchases of pork and pork products. We consider customer deposits as a liability until products have been shipped and sales revenue is earned.

Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equaling 50% of the enterprise’s capital.

Other Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Our current component of other comprehensive income is the foreign currency translation adjustment.

Recognition of Revenue

Revenue from the sale of pork products, etc., is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Cost of Sales

Our cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs

Selling Expense

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

General and Administrative

General and administrative costs include executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Shipping and handling

All shipping and handling are expensed as incurred and are included as a component of cost of sales.

Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year. Advertising costs are charged to selling expense.

Income Taxes

We account for income tax using an asset and liability approach and allow for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire we are able to realize their benefits, or that future realization is uncertain.

We are operating in the PRC, and in accordance with the relevant tax laws and regulations of PRC, the corporation income tax rate is 33%.

Economic and Political Risks

Our operations are conducted in the PRC. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Foreign Currency Translation

We maintain our financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, our financial statements which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.

Exchange Rates	2007	2006	2005

Year end RMB: US$ exchange rate	7.31	7.82	8.07
Average yearly RMB: US$ exchange rate	7.61	7.98	8.20

Chinese RMB are not freely convertible into other foreign currencies, and all foreign exchange transactions must take place through authorized government regulatory institutions. No representation is made that the RMB amounts could have been, or could be, converted into U.S. Dollars at the rates used in translation.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the years ended 2004, 2005, and 2006, no dilutive potential ordinary shares were issued.

We compute earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

We do not anticipate that the adoption of the above standards will have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2007	Sales	2006	Sales
Sales	$124,696,036	100.00%	$70,396,439	100.00%
Cost of Sales	104,378,909	83.67%	57,794,853	82.10%
Gross Profit	20,317,127	16.33%	12,601,586	17.90%
Selling Expenses	4,672,862	3.75%	1,556,805	2.21%
General & Administrative Expenses	1,572,836	1.26%	1,334,866	1.90%
Total operating Expense	6,245,698	5.01%	2,891,671	4.11%
Operating Income / (Loss)	14,071,429	11.32%	9,709,915	13.79%
Other Income (Expense)	(1,475,730)	(1.16)%	(1,583,155)	(2.25) %
Earnings Before Tax	12,619,687	10.16%	8,126,760	11.54%
(Income Tax Expense) / Deferred Tax Benefit	(967,540)	(0.78)%	(1,609)	0.00%
Net Income	$11,652,147	9.38%	$8,128,369	11.55%
Basic and Diluted Earnings Per Share	0.67		0.47
Weighted Average Shares Outstanding	17,272,756		17,272,756

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2007, we had sales of $124,696,036 as compared to sales of $70,396,439 for the year ended December 31, 2006, an increase of approximately 77%. This increase consisted of an increase in the sale of Fresh Pork of $51.6 million or 112%, from $46.0 million in 2006 to $97.7 million in 2007, an increase in the sale of Frozen Pork of $1.6 million or 22%, from $7.2 million to $8.8 million, and an increase in the sale of Processed Food Products of $1.1 million or 6.3%, from $17.1 to $18.2 million for the years then ended.  In 2007, we raised our average per-kilogram sale prices to our customers, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, in 2007 our sales volume of products (by weight) increased, with the largest increase in volume occurring in our Processed Foods division. In 2007, we began selling our products through over 170 new franchise operators. Management believes that this increase in sales volume, despite raised consumer prices, resulted from increased consumer demand, and increased consumer awareness of our brand and availability of our products.

Cost of Sales. Cost of sales for 2007 increased by $47,361,536 or 81.9%, from $57,794,853 for the year ended December 31, 2006 to $104,333,172 for the year ended December 31, 2007. The increase was attributable to the 77% increase in sales for 2007 as compared to the prior year. Our cost of sales for our various product categories in 2007 is summarized as follows:

	(In thousands of U.S. Dollars)
		% of		% of
	2007	Sales	2006	Sales
Fresh Pork	$84,622	81.11%	$36,016	62.32%
Frozen Pork	7,058	6.76%	4,856	8.40%
Processed Food Products	12,653	12.13%	16,924	29.28%

Total Cost of Sales:	$104,378	100%	$57,795	100%

In the second quarter of 2007, and throughout the year, we experienced a sharp increase in the cost of live pigs. Management estimates that the average cost of live pigs increased by approximately 60% for 2007, as compared with the prior year, which was the most significant factor causing an increase in our cost of sales. Secondly, we experienced price increases in electricity, water and coal, all of which we use in our production process. Thirdly, wages increased in 2007 by an estimated 7.5%. Lastly, we experienced slight increases in transportation and delivery costs in 2007. Management estimates that we were able to recoup approximately 90% of these cost increases through increased consumer prices for our products. Management also believes that productivity remained steady, with no significant changes from 2006 to 2007.

Gross Profit. Gross profit was $20,317,127 for the year ended December 31, 2007 as compared to $12,601,586 for the year ended December 31, 2006, representing an increase of $7,761,277, or approximately 61.1%. Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products. In addition, we were able to achieve price increases in order to mitigate the impact of higher commodity and input prices in 2007. Our gross profit as a percentage of sales was 16.33% in 2007 as compared to 17.90% in 2006. The slight decrease in gross profit as a percentage of sales was attributable to these commodity and input price increases, not all of which we were able to pass on to our customers in the form of higher product prices.

Selling Expenses. Selling expenses totaled $4,672,862 for the year ended December 31, 2007, as compared to $1,556,805 for the year ended December 31, 2006, an increase of $3,116,057 or 200%. In 2007 we expanded our advertising and marketing expenditures from $150,000 in 2006, to $3.8 million in 2007, in our efforts to increase brand awareness and encourage sales. These activities included television commercials, radio, magazine and newspaper advertisements, and exhibitions.

General and Administrative Expenses. General and Administrative Expenses totaled $1,572,836 for the year ended December 31, 2007 as compared to $1,334,866 for the year ended December 31, 2006, an increase of $237,970 or 17.8%. This modest increase is primarily attributable to increased hiring of staff, and slight increases in business expenses related to new customer acquisition.

Other Income (Expense). Our other income (expense) consisted of Interest Income, Other Expenses, and Interest Expense. We had total Other Expenses of $1,451,742 for the year ended December 31, 2007 as compared to $1,583,155 for the year ended December 31, 2006, a decrease of $131,413 or 8.3%. The decrease in Other Expenses in 2007 is primarily attributable to a decrease in Interest Expenses, as we reduced the principal amount outstanding under our bank loan obligations by approximately $17 million.

Net Income. Our net income for the year ended December 31, 2007 was $11,652,147 as compared to $8,128,369 for the year ended December 31, 2006, an increase of $3,523,778 or 43.9%. This increase in net income is basically attributable to the factors described above, but primarily from the increase in sales and gross profit. Net income as a percentage of sales decreased from 11.55% in 2006 to 9.38% in 2007, and management attributes this primarily decrease to our expanded advertising and marketing initiatives in 2007. A secondary contributing factor to the decrease in net income as a percentage of sales was a $965,930 increase in tax expenses in 2007 as compared to 2006. In 2006, we benefitted from a one-time tax credit from the Dalian City local government of approximately $440,000. In 2007 we received no such tax credit, and also recognized higher taxable income.

Comparison of Years Ended December 31, 2006 and December 31, 2005.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2006	Sales	2005	Sales
Sales	$70,396,439	100.00%	$54,119,895	100.00%
Gross Profit	12,601,586	17.90%	8,835,709	83.67%
Selling Expenses	1,556,805	2.21%	711,226	16.33%
General & Administrative Expenses	1,334,866	1.90%	936,179	1.31%
Total operating Expense	2,891,671	4.11%	1,647,405	1.73%
Operating Income / (Loss)	9,709,915	13.79%	7,188,304	3.04%
Other Income (Expense)	(1,583,155)	-2.25%	(1,008,248)	13.28%
Earnings Before Tax	8,126,760	11.54%	6,180,056	-1.86%
(Income Tax Expense) / Deferred Tax Benefit	(1,609)	0.00%	(191,284)	11.42%
Net Income	$8,128,369	11.55%	$5,988,772	-0.35%
Basic and Diluted Earnings Per Share	0.47		0.35
Weighted Average Shares Outstanding	17,272,756		17,272,756

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2006, we had sales of $70,396,439 as compared to sales of $54,119,895 for the year ended December 31, 2005, an increase of approximately 30%. This increase is attributable to an increase in the sale of Fresh Pork of $9,354,422 or 26%, from $36,684,253 in 2005 to $46,038,675 in 2006, an increase in the sale of Frozen Pork of $1,918,527 or 37%, from $5,309,877 to $7,228,405, and an increase in the sale of Processed Food Products of $5,003,594 or 42%, from $12,125,765 to $17,129,359 for the years then ended.  The most notable factor in the increase in our sales in 2006 from the prior year was the expansion of sales through sales agents, whose customers are resellers who operated specialty counters. In 2007, expansion of sale through agents brought an additional $13 million in sales, compared to sales through agents in 2005. Also in 2007, we added over 300 retailers to our network (from approximately 100 operators in 2005 to 425 operators in 2006), which increased sales by an additional $5 million compared to the prior year. We also began selling our products in 31 new supermarket locations, which added $4 million to our sales as compared to the prior year. We also added seafood to our product line at the end of 2005, which began generating sales and contributed an estimated $2.9 million in sales. Overall, in 2006 management believe the key drivers for our sales results was our ramp-up of production capacity from increased availability of live hogs, increased brand awareness among consumers, increased availability of our product though retain channels, and the expansion of our product line with the addition of seafood.

Cost of Sales. Cost of sales for 2006 increased $12,510,667 or 28%, from $45,284,186 for the year ended December 31, 2005 to $57,794,853 for the year ended December 31, 2006. The increase in our cost of sales for our various product categories is summarized as follows:
		% of		% of
	2006	Sales	2005	Sales
Fresh Pork	$36,015,632	51.16%	$29,609,886	54.71%
Frozen Pork	4,855,542	6.90%	3,779,626	6.98%
Processed Food Products	16,923,679	24.04%	11,894,674	21.98%

Total Cost of Sales:	$57,794,853	82.10%	$45,284,186	83.67%

Since our fresh pork production line began in late 2004, we began to realize operating efficiencies, and in 2006, this contributed to a reduction in the cost of sales for fresh pork as a percentage of total sales. Our efficiency gains in fresh pork production was partially offset by the startup costs associated with launching our new seafood products. In 2005 our production of seafood was limited, but in 2006 we began producing seafood products in significant volume. Our operating costs, such as the price of live pigs, utilities (electricity, water and coal), labor and transportation remained relatively unchanged from 2005 to 2006.

Gross Profit. Gross profit was $12,601,586 for the year ended December 31, 2006 as compared to $8,835,709 for the year ended December 31, 2005, representing gross margins of approximately 17.90% and 16.33% of sales, respectively. As previously discussed, we achieved operating efficiencies in 2006 in the production of fresh pork, which also contributed to an increase in our gross profit margin in 2006 as compared with 2005. These efficiency gains were partially offset by the cost of launching our new line of seafood products and ramping up seafood production in 2005. At the same time, the cost of our operating inputs remained relatively unchanged from 2005 to 2006, which helped us increase our gross profit margin.

Selling Expenses. Selling expenses totaled $1,556,805 for the year ended December 31, 2006, as compared to $711,226 for the year ended December 31, 2005, an increase of $845,579 or 119%. This increase is primarily attributable to new business development. Management attributes the increase in selling expenses for 2006 to the roll-out of our seafood line and hiring new sales personnel to expansion of our sales and marketing efforts. Selling expenses in 2006 included market research, give-away of product samples, and some advertising.

General and Administrative Expenses. General and Administrative Expenses totaled $1,334,866 for the year ended December 31, 2006 as compared to $936,179 for the year ended December 31, 2005, an increase of $398,687 or 43%. This increase is primarily attributable to increases in management compensation and hiring of new staff, and increased business expenses such as business travel.

Other Income (Expense). Our other income (expense) consisted of Interest Income, Other Expenses, and Interest Expense. We had total Other Expense of $1,583,155 for the year ended December 31, 2006 as compared to $1,008,248 for the year ended December 31, 2005, an increase of $574,907 or 57%. The increase in other expenses is mainly due to an increase of Interest Expense of $486,821 or 50.17%, from $970,383 at the year ended December 31, 2005 to $1,457,204 at the year ended December 31, 2006. In December of 2005, we obtained a $4.4 million working capital loan from a local bank in China, which we used in the operations of the Food Company. As a result, we incurred increased interest expenses in 2006 as compared to 2005.

Net Income. Our net income for the year ended December 31, 2006 was $8,128,369 as compared to $5,988,772 for the year ended December 31, 2005, which is an increase of $2,139,597, or 35.7%. Management attributes this increase in net income to an increase in sales and operating efficiencies in the production of fresh pork, offset by higher interest expenses, higher personnel costs, and increased selling expenses.

Comparison of Years Ended December 31, 2005 and December 31, 2004.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended December 31, 2005	% of Sales	Year Ended December 31, 2004	% of Sales
Sales	54,119,895	100.00%	654,749	100.00%
Cost of Sales	45,284,186	83.67%	711,473	108.66%
Gross Profit	8,835,709	16.33%	(56,724)	-8.66%
Selling Expenses	711,226	1.31%	14,109	2.15%
General and Administrative Expenses	936,179	1.73%	388,264	59.30%
Total operating Expense	1,647,405	3.04%	402,373	61.45%
Operating Income/(Loss)	7,188,304	13.28%	(459,097)	-70.12%
Other Income (Expense)	(1,008,248)	-1.86%	5,164,941	788.84%
Earnings Before Tax	6,180,056	11.42%	4,705,844	718.72%
(Income Tax Expense)/Deferred Tax Benefit	(191,284)	-0.35%	66,403	10.14%
Net Income	5,988,772	11.07%	4,772,247	728.87%
Basic and Diluted Earnings Per Share	0.35		0.28
Weighted Average Shares Outstanding	17,272,756		17,272,756

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2005. We had sales of $54,119,895 as compared to sales of $654,749 for the year December 31, 2004, an increase of $53,465,146. This increase is attributable to an increase in the sale of Fresh Pork of $36,099,228 or 6,171% from $585,025 in 2004 to $36,684,253 in 2005, an increase in the sale of Frozen Pork of $5,240,153 or 7,516% from $69,724 to $5,309,877 and an increase in the sale of Proceed Food Products of $12,125,765 from nil to $12,125,765. For most of 2004, we did not generate income, and began production of fresh frozen pork in December 2004. Accordingly, we recorded a large increase in sales from 2004 to 2005, due to the fact that we began production in the latter part of 2004. In 2005, we generated approximately $31 million in sales through agents whose customers are specialty counter resellers. In 2005 we also began selling or products through supermarkets at 61 new locations which added $14 million to our sales, and worked with operators to establish approximately 100 Chuming branded franchise stores, which added another $2.5 million to our sales in 2005. In addition, in 2005 we began selling our product to canteens, restaurants and other customers. Previously in 2004, we only generated sales through agents.

Cost of Sales. Cost of sales for 2005 increased $44,572,713, from $711,473 for the year ended December 31, 2004 to $45,284,186 for the year ended December 31, 2005. The increase in our cost of revenues for our various product categories is summarized as follows:
	2005	% of Sales	2004	% of Sales
Fresh Pork	29,609,886	54.71%	598,253	91.37%
Frozen Pork	3,779,626	6.98%	113,220	17.29%
Processed Food Products	11,894,674	21.98%	0	0.00%

Total Cost of Sales:	45,284,186	83.67%	711,473	108.66%

Management attributes the increases in operating costs to the fact that production of our products began in the latter part of 2004. In general, management believes there was not a significant change in the basic operating inputs (such as live pigs, utilities, labor and transportation) from 2004 to 2005.

Gross Profit. Gross profit was $8,835,709 for the year ended December 31, 2005 as compared to loss of $56,724 for the year ended December 31, 2004. The increase in our gross profit was due to the fact that we began production of our products in late 2004.

Selling Expenses. Selling expenses totaled $711,226 for the year ended December 31, 2005, as compared to $14,109 for the year ended December 31, 2004, representing an increase of $697,117. Management attributes these higher selling expenses in 2005 to the addition of a new sales force, and various business development expenses incurred in the process of pursuing relationships with supermarkets, resellers and other customers.

General and Administrative Expenses. General and Administrative Expenses totaled $936,179 for the year ended December 31, 2005 as compared to $388,264 for the year ended December 31, 2004, an increase of $547,915. Management attributes these increases expenses in 2005 to the hiring of management personnel, and business expenses associated with development of relationships with supermarkets, resellers and other customers.

Other Income (Expense). Our other income (expense) consisted of other income, interest income, other expenses, and interest expense. We had total net other expenses of $1,008,248 for the year ended December 31, 2005 as compared to total net other income of $5,164,941 for the year ended December 31, 2004. The increase in other expenses in mainly due to an increase in other expenses of $38,905 and interest expense of $860,023 due to an increase in borrowings. The increase in other income in 2004 resulted from one-time government grants provided by the Wa Fang Dian Industrial District Construction Administration.

Net Income. Our net income for the year ended December 31, 2005 was $5,988,772 as compared to $4,772,247 for the year ended December 31, 2004. In 2004, our income was mostly a result of other income, consisting of one-time government grants provided by the Wa Fang Dian Industrial District Construction Administration. In contrast, in 2005 our net income was principally attributable to income from our operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Twelve Months Ended December 31, 2007

Net cash inflow sourced from operating activities was $23.0 million in fiscal 2007 and while net cash flow used in operating activities was $7.1 million in fiscal 2006. Prior to 2007, we offered flexible payment terms to agents who purchase pork products from us for resale to retailers, but in March of 2007, we eliminated this practice and required agents to pay promptly for products ordered. In addition, we have worked with our larger customers to make improvements in the collection process. As a result we believe we have improved our process of collecting accounts receivable as compared to the prior year. In 2007, we also used $108.5 million in cash to purchase materials and pay employees in our efforts to satisfy increased customer demand for our products.

Net cash flow used in investing activities was $11.3 million in fiscal 2007, compared to cash used in investing activities of $1.9 million in fiscal 2006. The increase in cash flow used in investing activities from 2006 to 2007 was a result of an equity financing, and a one-time payment by us for land use rights. In 2007, we completed a $17 million private placement, and agreed to have $4.25 million of the net proceeds deposited into an escrow account for release contingent upon our satisfaction of certain criteria relating to the structure of the board, management and appointment of and auditing firm. Also in 2007, we paid approximately $4.2 million to our local government for land use rights which we acquired in 2004.

Net cash flow used in financing activities was $2.7 million in fiscal 2007 as compared to net cash sourced from financing activities of $1.8 million in fiscal 2006. This change was a result of our $17 million private placement financing, $4.25 million of which was held back in an escrow account, and the repayment of a construction loan with an original principal amount of $19.3 million, in addition to other short term loans. Our private placement financing brought in approximately $14.7 million in cash proceeds, excluding amounts held back in escrow. However, this cash inflow was offset by the payment of $23.2 million that was used toward to repayment in full of our construction loan from 2004, and certain short term business loans. For additional details concerning the repayment, see Note 9(B) in the footnotes to our financial statements included with this report.

Twelve Months Ended December 31, 2006

Net cash outflow used in operating activities was $7.1 million in fiscal 2006 and while net cash inflow provided by operating activities was $18.9 million in fiscal 2005. In 2006, we used significant cash for the purchase of raw materials and inputs in order to satisfy customer orders, which totaled approximately $65 million, as compared to $30 million in 2005. In 2006, however, cash received from customers was approximately $60 million, which was less than the $70 million in sales we recorded in 2006. Management estimates that approximately $12 million in receivables generated in 2006 were not collected until after December 31, 2006, and management believes this is attributable to the longer collection periods associated with sales to large supermarkets, restaurant chains and other similar customers with which it does an increasing amount of business.

Net cash flow used in investing activities was $1,920,586 for fiscal 2006 and compared to net cash used in investing activities of $11,453,481 in fiscal 2005. In 2004 we completed the construction of our plant and equipment used in our fresh pork, frozen pork, and processed foods business. We used $10.5 million in cash in 2004 and $$11.4 million in cash to pay for this construction. Although we began operations in December 2004, a large portion of our construction cost was deferred to 2005 because it was dependent upon completion of a government permitting process which was completed in 2005. In addition, we acquired a 50 year land use right from the government in 2004, however, pursuant to an agreement with the local government, we were permitted to defer a one-time payment of $4.2 million to 2007. Since the one-time payment secures us land use rights for fifty year, management does not presently anticipate that any additional cash payments will be required of us in connection with land use rights in the foreseeable future.

Net cash flow used in financing activities was $1,753,971 in fiscal 2006 as compared to net cash provided by financing activities of $2,496,786 for fiscal 2005. Net cash provided by financing activities in both 2005 and 2006 is from bank borrowings for purposes of financing the purchase of raw materials and inputs used in our operations.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of December 31, 2007, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$7,500,000	$-	$7,500,000	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total Contractual Obligations:	$7,500,000	$-	$7,500,000	$-	-

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Related Party Transactions

For a description of our related party transactions, see the section of this Report entitled “Certain Relationships and Related Transactions.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2007, we had approximately $ 2,457,434 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rate. All of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability, or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $285,352 and $610,696 in 2005 and 2006, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk. Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as of December 31, 2007, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Energroup Holdings Corporation as of December 31, 2007, 2006, and 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energroup Holdings Corporation as of December 31, 2007, 2006, and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
March 8, 2008	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
At December 31, 2007, 2006, and 2005
(Stated in US Dollars)

	Note	2007	2006	2005
ASSETS
Current Assets
Cash	2(D)	$14,031,851	$3,075,787	$10,179,414
Restricted Cash	3	4,250,000	-	-
Accounts Receivable	2(E),4	622,433	1,798,397	3,247,304
Other Receivable		1,068,939	679,019	1,006,541
Related Party Receivable	6	3,964,357	13,148,788	-
Inventory	2(F),5	2,916,016	2,385,447	2,850,213
Advance to Suppliers	2(G)	267,807	1,110,449	704,706
Prepaid Expenses		46,401	90,913	48,191
Prepaid Taxes		185,319	-	-
Deferred Tax Asset	2(Q)	613,844	574,316	158,992
Total Current Assets		27,966,967	22,863,116	18,195,361

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	24,836,496	20,875,462	21,093,489
Land Use Rights, net	2(I),8	12,855,980	8,911,119	8,525,125
Construction in Progress	2(J)	927,866	4,165,407	3,149,690
Other Assets		32,619	30,519	29,553
Total Assets		$66,619,928	$56,845,623	$50,993,218

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	9(A)	$7,383,095	$6,971,538	$3,777,838
Accounts Payable		3,779,274	4,207,992	7,645,595
Taxes Payable		1,677,194	2,259,465	831,699
Other Payable		1,471,381	1,362,607	842,806
Accrued Liabilities		3,347,013	912,707	988,851
Customer Deposits	2(L)	24,161	1,049,212	437,472
Related Party Payable		-	-	4,454,927
Total Current Liabilities		17,682,118	16,763,521	18,979,188

Long Term Liabilities
Bank Loans	9(B)	-	17,908,539	18,579,533

Total Liabilities		$17,682,118	$34,672,060	$37,558,721

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Consolidated Balance Sheets
At December 31, 2007, 2006, and 2005
(Stated in US Dollars)

	Note	2007	2006	2005
Stockholders' Equity

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at December 31, 2007, 2006, and 2005, respectively.		$-	$-	$-
Common Stock - $0.001 Par Value 21,739,130 and 17,273,756 Shares Authorized; 21,136,392 Shares Issued & Outstanding at December 31, 2007, 2006, and 2005, respectively.		21,137	17,273	17,273
Additional Paid in Capital		15,440,043	2,396,079	2,396,079
Statutory Reserve	2(M),10	751,444	751,444	72,508
Retained Earnings		29,764,236	18,112,089	10,662,654
Accumulated Other Comprehensive Income	2(N)	2,960,951	896,679	285,983

Total Stockholders' Equity		48,937,811	22,173,564	13,434,497

Total Liabilities & Stockholders' Equity		$66,619,928	$56,845,623	$50,993,218

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Operations
For the years ended December 31, 2007, 2006, and 2005
(Stated in US Dollars)

	Note	2007	2006	2005
Revenue

Sales	2(O)	$124,696,036	$70,396,439	$54,119,895
Cost of Sales	2(P)	104,378,909	57,794,853	45,284,186
Gross Profit		20,317,127	12,601,586	8,835,709

Operating Expenses

Selling Expenses	2(Q)	4,672,862	1,556,805	711,226
General & Administrative Expenses	2(R)	1,572,836	1,334,866	936,179
Total Operating Expense		6,245,698	2,891,671	1,647,405

Operating Income/(Loss)		14,071,429	9,709,915	7,188,304

Other Income (Expenses)

Other Income		114,496	-	-
Interest Income		-	147	1,040
Other Expenses		(90,508)	(126,098)	(38,905)
Interest Expense		(1,475,730)	(1,457,204)	(970,383)
Total Other Income (Loss) and Expense		(1,451,742)	(1,583,155)	(1,008,248)

Earnings before Tax		12,619,687	8,126,760	6,180,056

Income Tax Expense/(Deferred Tax Benefit)	2(V),13	(967,540)	1,611	(191,284)

Net Income		$11,652,147	$8,128,371	$5,988,772

Earnings Per Share	2(Y),16
- Basic		$0.67	$0.47	$0.35
- Diluted		$0.67	$0.47	$0.35

Weighted Average Shares Outstanding
- Basic		17,272,756	17,272,756	17,272,756
- Diluted		17,272,756	17,272,756	17,272,756

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007, 2006, and 2005
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2005	17,272,756	$17,273	$2,396,079	$-	$4,746,390	$631	$7,160,373
Net Income					5,988,772		5,988,772
Appropriations of Retained Earnings				72,508	(72,508)		-
Foreign Currency Translation Adjustment						285,352	285,352
Balance, December 31, 2005	17,272,756	$17,273	$2,396,079	$72,508	$10,662,654	$285,983	$13,434,497

Balance, January 1, 2006	17,272,756	$17,273	$2,396,079	$72,508	$10,662,654	$285,983	$13,434,497
Net Income					8,128,371		8,128,371
Appropriations of Retained Earnings				678,936	(678,936)		-
Foreign Currency Translation Adjustment						610,696	610,696
Balance, December 31, 2006	17,272,756	$17,273	$2,396,079	$751,444	$18,112,089	$896,679	$22,173,564

Balance, January 1, 2007	17,272,756	$17,273	$2,396,079	$751,444	$18,112,089	$896,679	$22,173,564
Issuance of Common Stock & Warrants	3,863,636	3,864	13,043,964				13,047,828
Net Income					11,652,147		11,652,147
Appropriations of Retained Earnings				-	-		-
Foreign Currency Translation Adjustment						2,064,272	2,064,272
Balance, December 31, 2007	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811

	Comprehensive Income 2005	Comprehensive Income 2006	Comprehensive Income 2007	Accumulated Totals
Prior Period Adjustment	-	-
Net Income	$5,988,772	$8,128,371	$11,652,147	$25,769,290
Foreign Currency Translation Adjustment	285,352	610,696	2,064,272	2,960,320
	$6,274,124	$8,739,067	$13,716,419	$28,729,610

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006, and 2005
(Stated in US Dollars)

	2007	2006	2005
Cash Flow from Operating Activities

Cash Received from Customers	$133,746,774	$59,979,793	$50,354,793
Cash Paid to Suppliers & Employees	(108,527,656)	(65,116,627)	(30,159,011)
Interest Received	-	147	1,040
Interest Paid (net of amount capitalized)	(1,247,575)	(1,580,310)	(987,223)
Income Tax Paid	(1,007,067)	(400,065)	(280,676)
Miscellaneous Receipts	9,182	-	-
Cash Sourced/(Used) in Operating Activities	22,973,657	(7,117,062)	18,928,923

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	(4,250,000)	-	-
Payments for Purchases of Equipment & Construction of Plant	(2,882,433)	(1,655,077)	(11,430,320)
Payments for Purchases of Land Use Rights	(4,198,178)	(265,509)	(23,161)
Payments for Deposits	(2,100)	-	-
Cash Sourced/(Used) in Investing Activities	(11,333,712)	(1,920,586)	(11,453,481)

Cash Flows from Financing Activities

Financing Transaction - Proceeds Allocated to Accrued Liabilities for Liquidated Damages	1,700,000	-	-
Financing Transaction - Proceeds of Issuance of Common Stock & Warrants	13,047,828	-	-
Proceeds from Borrowings from Bank & Shareholder	5,725,377	1,753,971	2,496,786
Repayment of Bank Loans	(23,222,359)	-	-
Cash Sourced/(Used) in Financing Activities	(2,749,154)	1,753,971	2,496,786

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	8,891,791	(7,283,677)	9,972,228

Effect of Currency Translation	2,064,273	180,050	161,641

Cash & Cash Equivalents at Beginning of Year	3,075,787	10,179,414	45,545

Cash & Cash Equivalents at End of Year	$14,031,851	$3,075,787	$10,179,414

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided/(Used) in Operating Activities
For the years ended December 31, 2007, 2006, and 2005
(Stated in US Dollars)

	2007	2006	2005

Net Income	$11,652,147	$8,128,371	$5,988,772

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Liquidated Damages Included in Accrued Liabilities	(1,700,000)	-	-
Amortization	253,317	160,782	156,442
Depreciation	2,158,940	1,651,055	1,059,292
Provision for Bad Debt on Note Receivable	5,456	-	75,539
Decrease/(Increase) in Accounts Receivable	1,170,508	1,523,176	(3,195,887)
Decrease/(Increase) in Other Receivable	(389,920)	353,046	(990,603)
Decrease/(Increase) in Related Party Receivable	9,184,432	(12,877,984)	-
Decrease/(Increase) in Inventory	(530,569)	546,573	(2,400,613)
Decrease/(Increase) in Advance to Suppliers	842,641	(374,793)	5,756,820
Decrease/(Increase) in Prepaid VAT Taxes	(185,317)	-	110,180
Decrease/(Increase) in Prepaid Expenses	44,512	(40,297)	(47,352)
Decrease/(Increase) in Deferred Tax Benefit	(39,528)	(401,674)	(89,392)
Increase/(Decrease) in Accounts Payable	(428,718)	(3,611,921)	6,360,359
Increase/(Decrease) in Taxes Payable	(582,271)	1,371,696	818,340
Increase/(Decrease) in Other Payable	108,773	482,075	729,493
Increase/(Decrease) in Related Party Payable	-	(4,506,002)	3,933,551
Increase/(Decrease) in Accrued Liabilities	(767,589)	(106,278)	318,134
Increase/(Decrease) in Customer Advances	(1,025,051)	585,113	421,387

Total of all adjustments	11,321,510	(15,245,431)	12,940,151

Net Cash Provided by/(Used in) Operating Activities	$22,973,657	$(7,117,062)	$18,928,923

See Accompanying Notes to Financial Statements

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

1.	The Company and Principal Business Activities

Energroup Holdings Corporation (the “Company”) (OTCBB: EGHC) is a holding company incorporated in the state of Nevada in the United States of America whose primary business operations are conducted through its three operating subsidiaries: (1) Dalian Chuming Processed Foods Company Ltd., (the “Food Company”) (2) Dalian Chuming Slaughter and Packaging Pork Company Ltd. (the “Meat Company”), and (3) Dalian Chuming Sales Company Ltd. (the “Sales Company”), which are incorporated in the People’s Republic of China (the “PRC”). The Company is headquartered in the City of Dalian, Liaoning Province of China.

The three operating subsidiaries were spun-off constituents of former parent company, Dalian Chuming Group Co. Ltd. The Company indirectly holds the three operating subsidiary companies through its wholly owned intermediary subsidiaries: (A) Precious Sheen Investments Limited (“PSI”), a British Virgin Islands corporation, and (B) Dalian Chuming Precious Sheen Investments Consulting Co., Ltd., (“Chuming WOFE”), a wholly foreign owned enterprise incorporated in the PRC.

Chuming WOFE is an intermediary holding company established in the People’s Republic of China (the “PRC” or “China”) formed for the purpose of providing a group structure to enhance the viable capacity of its three PRC operating subsidiaries.

The Company’s primary business activities are the production and packing of fresh pork and also production of processed meat products for distribution and sale to clients throughout the PRC and Russia.

Corporate Reorganization

PRC law currently has limits on foreign ownership of certain companies. To enable Chuming WOFE to raise equity capital from investors outside of China, it established an offshore holding company by incorporating Precious Sheen Investments Limited in the British Virgin Islands (“PSI”) in May 2007. On September 26, 2007, Chuming WOFE entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of three operating subsidiaries (collectively known as “Chuming Operating Subsidiaries”) to Chuming WOFE. On October 23, 2007, Chuming WOFE completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd.’s 68% interest in Chuming WOFE to PSI, and upon this transfer, Chuming WOFE became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming WOFE (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming WOFE a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

The following is a description of the Chuming Operating Subsidiaries: -

A. Dalian Chuming Slaughter and Packaging Pork Company Ltd., whose primary business activity is acquiring, slaughtering, and packaging of pork and cattle;

B. Dalian Chuming Processed Foods Company Ltd., whose primary business activity is the processing of raw and cooked meat products; and

C. Dalian Chuming Sales Company Ltd., which is responsible for the Company’s sales, marketing, and distribution operations.

Share Exchange Transaction

On December 31, 2007, the Company acquired all of the outstanding shares of PSI in exchange for the issuance of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of the then-issued and outstanding common stock of the Company (excluding the shares issued in the Financing). As a result of that transaction, PSI became our wholly owned subsidiary and we acquired the business and operations of the three operation subsidiaries.

The share exchange transaction has been accounted for as a recapitalization of PSI where the Company (the legal acquirer) is considered the accounting acquiree and PSI (the legal acquiree) is considered the accounting acquirer. As a result of this transaction, the Company is deemed to be a continuation of the business of PSI.

Accordingly, the financial data included in the accompanying consolidated financial statements for all periods prior to December 31, 2007 is that of the accounting acquirer (PSI). The historical stockholders’ equity of the accounting acquirer prior to the share exchange has been retroactively restated as if the share exchange transaction occurred as of the beginning of the first period presented.

2.	Summary of Significant Accounting Policies

(A)	Method of Accounting

The Company maintains its general ledger and journals with the accrual method accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America and have been consistently applied in the presentation of financial statements, which are compiled on the accrual basis of accounting.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

(B)	Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly-owned subsidiaries.

The Company owned the three operating subsidiaries since its inception. The Company also owns two intermediary holdings companies. As of December 31, 2006, the detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital

Precious Sheen Investments Limited	BVI	100%	USD	10,000
Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB	29,400,682
Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB	10,000,000
Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB	5,000,000
Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB	5,000,000

The consolidation of these operating subsidiaries into a newly formed holding company i.e. “the Company” is permitted by United States GAAP: ARB51 paragraph 22 and 23.

(C)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from these estimates.

(D)	Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid equity or debt instruments purchased with a maturity of three months or less to be cash equivalents.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

(E)	Accounts Receivable

The Company extends unsecured, non-interest bearing credit to its customers; accordingly, the Company carries an allowance for doubtful accounts, which is an estimate, made by management. Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances. Management may extend credit to new customers who have met the criteria of the Company’s credit policy.

(F)	Inventory Carrying Value

Inventory, consisting of raw materials in the form of livestock, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead. Periodic evaluation is made by management to identify if inventory needs to be written down because of damage, or spoilage. Cost is computed using the weighted average method.

(G)	Advances to Suppliers

Advances to suppliers represent the cash paid in advance for purchasing raw materials. The advances to suppliers are interest free and unsecured.

(H)	Property, Plant, and Equipment

Property, Plant, and Equipment are stated at cost. Repairs and maintenance to these assets are charged to expense as incurred; major improvements enhancing the function and/or useful life are capitalized. When items are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gains or losses arising from such transactions are recognized.

Construction in progress represents the direct costs of design, acquisition, and construction of buildings, building improvements and land improvements. Capitalization of these costs ceases when substantially all activities necessary to prepare the assets for their intended use are completed. At such point, construction in progress is transferred to its respective asset classification. No depreciation is provided until it is completed and ready for intended use.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

Property and equipment are depreciated using the straight-line method over their estimated useful life with a 5% salvage value. Their useful lives are as follows: -

Fixed Asset Classification	Useful Life
Land Improvements	10 years
Buildings	20 years
Building Improvements	10 years
Manufacturing Machinery & Equipment	10 years
Office Equipment	5 years
Furniture & Fixtures	5 years
Vehicles	5 years

(I)	Land Use Rights

Land Use Rights are stated at cost less accumulated amortization. Amortization is provided over its useful life, using the straight-line method. The useful life of the land use right is 50 years.

(J)	Construction in Progress

Construction in progress represents the direct costs of design, acquisition, and construction of: buildings, building improvements, and land improvements. These costs are capitalized in the Construction-in-Progress account until substantially all activities necessary to prepare the assets for their intended use are completed. At such point, the Construction-in-Progress account is closed and the capitalized costs are transferred to their appropriate asset classification. No depreciation is provided until the assets are completed and ready for their intended use.

(K)	Accounting for Impairment of Assets

The Company reviews the recoverability of its long-lived assets, such as property and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future cash flows, undiscounted and without interest charges, of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to estimate future cash flows and the fair value of long-lived assets.

(L)	Customer Deposits

Customer Deposits represents money the Company has received in advance for purchases of pork and pork products. The Company considers customer deposits as a liability until products have been shipped and revenue is earned.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

(M)	Statutory Reserve

Statutory reserve refer to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equalling 50% of the enterprise’s capital.

(N)	Other Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s current component of other comprehensive income is the foreign currency translation adjustment.

(O)	Recognition of Revenue

Revenue from the sale of pork products, etc., is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

(P)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs

(Q)	Selling Expense

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

(R)	General & Administrative

General and administrative costs include executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

(S)	Shipping and handling

All shipping and handling are expensed as incurred and are included as a component of cost of sales.

(T)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year. Advertising costs are charged to selling expense.

(U)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statement of operations as incurred.

(V)	Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

(W)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(X)	Foreign Currency Translation

The Company maintains its financial statements in the functional currency. The functional currency of the Company is the Renminbi (RMB). Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	2007	2006	2005
Year end RMB : US$ exchange rate	7.31	7.82	8.07
Average yearly RMB : US$ exchange rate	7.61	7.98	8.20

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(Y)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted average number of ordinary shares outstanding and dilutive potential ordinary shares during the years. During the years ended 2004, 2005, and 2006, no dilutive potential ordinary shares were issued.

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

(Z)	Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal year beginning after November 15, 2007, and interim periods within those fiscal years.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS 115 (SFAS No. 159), which allows for the option to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (‘‘SFAS 141(R)’’). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements − an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent (previously referred to as minority interests), and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners as components of equity. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

The Company does not anticipate that the adoption of the above standards will have a material impact on these consolidated financial statements.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

3.	Restricted Cash

The restricted cash reflects funds received from the financing transaction described in Note 16 that is held in an escrow with US Bank in the United States. These funds are restricted until the Company has fulfilled the following criteria: (1) the hiring of a Chief Financial Officer that meets the approval of the investors, at such point the Company will release $1.5 million from restriction, the Company must satisfy this requirement within 90 days of the closing of the financing transaction, (2) the Company appoints a Board of Directors that has majority of independent members, at such point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction. There is $250,000 in the escrow account that has already been earmarked for investor relations purposes.

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	2007	2006	2005
Accounts Receivable – Trade	$707,156	$1,877,664	$3,324,058
Less: Allowance for Doubtful Accounts	(84,723)	(79,267)	(76,754)
Net Accounts Receivable	$622,433	$1,798,397	$3,247,304

	2007	2006	2005
Allowance for Bad Debts
Beginning Balance	79,267	76,754	-
Allowance Provided	5,456	2,513	76,754
Charged Against Allowance	-	-	-
Ending Balance	84,723	79,267	76,754

5.	Inventory

	2007	2006	2005
Raw Materials	1,039,440	875,223	719,804
Work in Progress	547,889	365,961	101,932
Finished Goods	1,328,688	1,144,263	2,028,477
	$2,916,016	$2,385,447	$2,850,213

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

6.	Related Party Receivable

In the normal course of business, the Company conducts transactions with the following related parties, that are not consolidated into the Company or its subsidiaries: (1) Dalian Chuming Group Co., Ltd., also referred to as the “Group”, and the Group’s subsidiaries: (2) Dalian Chuming Industrial Development Co., Ltd., (3) Dalian Chuming Trading Co., Ltd, (4) Dalian Mingxing Livestock Product Co. Ltd., (5) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (6) Dalian Chuming Fodder Co., Ltd., (7) Dalian Chuming Biological Technology Co., Ltd., and (8) Dalian Huayu Seafood Food Co., Ltd. The Company and the aforementioned related parties share common beneficial ownership. All related party transactions are conducted between Chuming WOFE and the Group. All transactions with related parties are generally performed at arm’s length, and in 2007, all such transactions were conducted at arm’s length.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

7.	Property, Plant & Equipment

		Accumulated
	Cost	Depreciation	Net
December 31, 2007
Land Improvements	491,071	82,031	409,040
Building Improvements	76,859	15,811	61,048
Buildings	19,342,461	2,424,415	16,918,046
Manufacturing Equipment	9,066,948	2,041,694	7,025,254
Office Equipment	122,124	60,298	61,826
Vehicles	652,231	321,138	331,093
Furniture & Fixture	49,204	19,015	30,189
	29,800,898	4,964,402	24,836,496

		Accumulated
	Cost	Depreciation	Net
December 31, 2006
Land Improvements	441,484	59,789	381,695
Building Improvements	54,291	9,406	44,885
Buildings	14,167,331	1,104,854	13,062,477
Manufacturing Equipment	8,346,776	1,403,176	6,943,600
Office Equipment	68,198	14,165	54,033
Vehicles	572,290	203,600	368,690
Furniture & Fixture	30,550	10,468	20,081
	$23,680,920	$2,805,458	$20,875,462

		Accumulated
	Cost	Depreciation	Net
December 31, 2005
Land Improvements	316,013	20,672	295,341
Building Improvements	52,570	4,114	48,456
Buildings	13,580,630	399,299	13,181,331
Manufacturing Equipment	7,630,412	554,540	7,075,872
Office Equipment	60,367	10,757	49,610
Vehicles	523,854	93,269	430,585
Furniture & Fixture	13,838	1,544	12,294
	$22,177,684	$1,084,195	$21,093,489

8.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	2007	2006	2005
Land Use Rights, at Cost	13,501,580	9,303,402	8,746,015
less: Accumulated Amortization	(645,600)	(392,283)	(220,890)
	$12,855,980	$8,911,119	$8,525,125

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

9.	Bank Loans

(A)	Short Term Bank Loans

At December 31, 2007 the Company had the following short term loans outstanding:

Bank	Interest Rate	Due Date	Amount
Bank of China	8.02%	11/17/2008	$1,914,111
Shanghai Pudong Development Bank	7.65%	7/1/2008	5,468,984
			$7,383,095

The loan provided by the Bank of China is secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000). Also, the Shanghai Pudong Development Bank loan has been guaranteed by the Dalian Chuming Group Co., Ltd.

(B)	Bank Loan through Group

The Company obtained a loan of $20,466,901 (RMB 160,000,000) from Dalian Chuming Group Co., Ltd; which in turn, obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan. Dalian Chuming Group Co., Ltd. (“Group”) collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”). The bond guarantees to the Banks the entire principal and accrued interest of the loan. The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by the Company. The loan carries a fixed interest of 5.76% per annum. The Company pledged both land use rights and buildings to the Bond Issuer. The Company pursued a loan from Dalian Chuming Group Co., Ltd as the financing solution of choice because the Company’s tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, the Company lacked the favorable credit history to directly establish credit facility with the bank.

At December 31, 2007, the debt had been repaid in its entirety to Dalian Chuming Group Co. Ltd. The Company repaid the balance by extinguishing receivables owed by the Group to the Company. The Company repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 18. The balances are now owed by Dalian Chuming Group Co. Ltd to the Banks, and liability for paying the bonding insurance annually lies with the Group. The pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, the Company’s assets, namely the buildings and land use rights are at risk if the Group were to default on this loan.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

10.	Capitalization

As a result of a reverse-merger on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$2,396,079	69.50%
PRE-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,864	13,043,964	18.28%
	21,136,392	$21,137	$15,440,043	100.00%

11.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC. The Company had future unfunded commitments, as provided below.

	2007	2006	2005

PRC Registered Capital	3,642,866	2,413,352	2,413,352

- Statutory Reserve Ceiling based on 50% of Registered Capital	1,821,433	1,206,676	1,206,676

Less: - Retained Earnings appropriated to Statutory Reserve	751,444	751,444	73,250

Reserve Commitment Outstanding	$1,069,989	$455,232	$1,133,426

12.	Advertising Costs

Advertising expenses were $3,611,666, $869, and $268 for the years ended December 31, 2007, 2006, and 2005 respectively.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat Company, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for years 2007, 2006, and 2005.

The Company’s operating subsidiary, Food Company, has made provisions for income taxes in years 2007, 2006, and 2005 of $967,539, $400,605, and $338,214, respectively.

The Company’s operating subsidiary, Sales Company, has not made provisions for income taxes in years 2007, 2006, and 2005 as it has incurred operating losses for those respective years.

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	2007	Tax benefit	(967,539)
ii.	2006	Tax expense	1,609
iii.	2005	Tax benefit	(191,284)

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company. Accordingly, the company has not made any provisions for U.S. income tax liability.

On March 16, 2007, the PRC government passed new tax legislation that repealed preferential tax treatment for foreign investment enterprises in the PRC and enacted new tax regulations. Under such regulations, with certain exceptions, both domestic and foreign enterprises will be taxed at a standard enterprise income tax rate of 25%. The Company’s two operating subsidiaries, Food Company, and Sales Company are subject to the 25% income tax rate beginning January 1, 2008. Based on current PRC legislation, Meat Company should be expected to continue benefiting from a tax holiday.

14.	Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments outstanding at December 31, 2007.

There were no severance packages to any key management personnel that have resigned from their positions. The Company has the right to terminate employment for cause at any time.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

15.	Operating Segments

The Company individually tracks the performance of its three operating subsidiaries Meat Company, Food Company, Sales Company, and the ultimately holding parent company. Meat Company is primarily engaged in the slaughter and processing of pork livestock for wholesale and retail distribution. Food Company is primarily engaged in the production of pork-based food products, such as sausages and cured meats, for retail distribution. Sales Company is primarily engaged in the sale and distribution of products produced by Food Company and Meat Company.

Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at, and for the year ended, December 31, 2007. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Chuming WOFE and PSI.

	Meat Company	Food Company	Sales Company	WOFE, BVI, & Eliminations	Total
Sales	$113,777,514	$18,224,294	$26,110,284	$(33,416,057)	$124,696,035
Cost of Sales	99,779,158	12,672,576	25,343,231	(33,416,057)	104,378,908
Gross Profit	13,998,356	5,551,718	767,053	-	20,317,127

Operating (Loss)/Profit	10,842,549	3,624,143	(368,002)	(27,261)	14,071,429
Other Income (Expenses)	(691,006)	(712,807)	(47,929)	-	(1,451,742)
Earnings before Tax	10,151,543	2,911,336	(415,931)	(27,261)	12,619,687
Tax	-	967,539	-	-	967,539
Net Income	$10,151,543	$1,943,797	$(415,931)	$(27,261)	$11,652,147

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

	Meat Company	Food Company	Sales Company	WOFE, BVI, & Eliminations	Total
Current Assets	$36,387,010	$19,361,784	$24,500,857	$(52,282,684)	$27,966,967
Non Current Assets	22,256,798	16,228,202	167,961	-	38,652,961
Total Assets	$58,643,808	$35,589,986	$24,668,818	$(52,282,684)	$66,619,928

Current Liabilities	$25,289,655	$31,425,683	$25,664,664	$(64,697,884)	$17,682,118

Total Liabilities	25,289,655	31,425,683	25,664,664	(64,697,884)	17,682,118

Net Assets	33,354,152	4,164,303	(995,846)	12,415,200	48,937,810
Total Liabilities & Net Assets	$58,643,808	$35,589,986	$24,668,818	$(52,282,684)	$66,619,928

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	12 months ended December 31, 2007	12 months ended December 31, 2006	12 months ended December 31, 2005
Net Income (A)	$11,652,147	$8,128,371	$5,988,772

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	-	-	-
Diluted Weighted Average Shares Outstanding: (C)	17,272,756	17,272,756	17,272,756

Earnings Per Share
- Basic (A)/(B)	$.67	$0.47	$0.35
- Diluted (A)/(C)	$.67	$0.47	$0.35

Weighted Average Shares Outstanding
- Basic	17,272,756	17,272,756	17,272,756
- Diluted	17,272,756	17,272,756	17,272,756

17.	Concentration of Risk

(A)	Demand Risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

The Company is subject to concentration of supply shortage risk because it purchases its materials for resale from a few select vendors. The Company’s availability of supply is correlated with the few select vendors’ ability to meet the market demand. In 2007, the entire industry in the PRC faced a shortage in the supply of hogs.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

18.	Financing Transaction

On December 31, 2007, the Company, a Nevada corporation (“Energroup” or the “Company”), acquired Precious Sheen Investments Ltd. (“PSI”) in a reverse take-over transaction, by executing a Share Exchange Agreement (“Exchange Agreement”) by and among Energroup, PSI, and all of the shareholders of PSI’s issued and outstanding share capital (the “PSI Shareholders”). PSI owned 100% of the equity in Chuming WOFE. Chuming WOFE is a holding company for the following three operating subsidiaries: (i) Meat Company, (ii) Food Company, and (iii) Sales Company, each of which is a limited liability company headquartered in, and organized under the laws of, China (also referred to elsewhere as the “Chuming Operating Subsidiaries”).

As a result of the reverse take-over transaction, PSI’s Shareholders became Energroup’s controlling shareholders and PSI became Energroup’s wholly-owned subsidiary. As a result of PSI becoming Energroup’s wholly-owned subsidiary, Energroup acquired the business and operations of Chuming WOFE and the Chuming Operating Subsidiaries.

Under the Exchange Agreement, Energroup completed the acquisition of all of the issued and outstanding shares of PSI through the issuance of 16,850,000 restricted shares of common stock of Energroup to PSI’s Shareholders. Immediately prior to the Exchange Agreement transaction, the Company had 422,756 shares of common stock issued and outstanding. Immediately after the issuance of the shares to PSI’s Shareholders, the Company had 17,272,756 shares of common stock issued and outstanding. The 422,756 shares of PSI were cancelled and 17,272,756 shares of Energroup were issued to reflect this reverse take-over transaction.

Concurrently with the Exchange Agreement, Energroup also entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which Energroup agreed to issue and sell 3,863,635 shares of its common stock to ten accredited investors for an aggregate purchase price of $17,000,000 or $4.40 per share (the “Financing”). The closing of the Financing coincided with the Closing of the reverse take-over transaction.

In connection with the sales of securities to accredited investors under the securities purchase agreement, Hunter Wise Financial Group, LLC (the “Placement Agent”), was compensated with a commission of $1,190,000 which is equal to 7.00% of the aggregate purchase price and a warrant to purchase the 386,364 shares of the Company’s common stock at an exercise price of $4.40 per share. At December 31, 2007, the Company had adequate authorized capital to issue common shares upon the exercise of the warrant.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2007, 2006, and 2005

At December 31, 2007, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,635
iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,755

Concurrent with the Company’s financing transaction, the Company agreed to register for resale the common shares that were sold under the securities purchase agreement. Pursuant to filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission, the Company entered into a Registration Rights Agreement with the Investors. The agreement calls for liquidated damages to be paid by the Company, if in the event the registration statement is not declared effective within 135 days of the closing of the financing transaction. The liquidated damages will be 1% of the total financing amount in cash per month for each month after the 135 period. The agreement states a maximum penalty of $1.70 million or 10% of the financing amount. At December 31, 2007, the Company accounted for the liability under the registration rights agreement in accordance with FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements. Under such accounting treatment, the liquidated damages are accounted for as a reduction of the proceeds. In asserting the most conservative position, the Company has accrued the maximum liability of $1.7 million and is carrying that balance in the accrued liabilities account. In the event that the registration becomes effective in a timeframe that is earlier than February 15, 2009, the portion that is not legally owed, or in the event that investors waive any liquidating damages, the accrual will be reversed and the funds will be added back to the Company’s additional paid in capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 6, 2008, MantylaMCREYNOLDS LLC (“McReynolds”) resigned as the independent auditor of Energroup Holdings Corporation. McReynolds served as the our independent auditor for the Registrant’s fiscal years ended December 31, 1999 through December 31, 2006, and the interim periods during 2007. On December 31, 2007, we completed a reverse takeover transaction which resulted in a change of control of the Company, and acquisition by the Company of a food processing company based in the city of Dalian, China. Following this change, MantylaMCREYNOLDS LLC resigned as our independent auditor.

McReynolds’ report on the our financial statements for the two most recent fiscal years did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Companyto continue as a going concern with respect to the Registrant in 2006, during which time the Registrant had “shell company” status under Rule 12b-2 of the Exchange Act.

During the two most recent fiscal years and the interim periods through February 6, 2008, there were no disagreements with McReynolds on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McReynolds would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term is described in Item 304(a)(1)(iv) of Regulation S-B. On February 11, 2008, we filed a Current Report on Form 8-K disclosing the resignation of MantylaMCREYNOLDS LLC. In connection with their resignation, McReynolds furnished a letter stating that McReynolds reviewed our 8-K and was in agreement with the statements made concerning the auditor in the 8-K.

Also on February 6, 2008, we engaged Samuel H. Wong & Co., LLP (“Wong & Co.”) as the our outside independent accounting firm. This action has also been approved by the Registrant’s Board of Directors. During the two most recent fiscal years and any subsequent interim period prior to the engagement of Wong & Co., neither us nor anyone on our behalf consulted with Wong & Co., regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.

On December 31, 2007, we acquired the business of Chuming via a share exchange transaction. Prior to the share exchange transaction, Energroup was a public reporting “shell” company with nominal assets whose sole business was to identify, evaluate and investigate various companies with the intent that, if such investigation warrants, a reverse merger transaction be negotiated and completed pursuant to which Energroup would acquire a target company with an operating business with the intent of continuing the acquired company’s business as a publicly held entity. As a public reporting shell company, we did not maintain elaborate controls and procedures. Additionally, as a privately-held company prior to the share exchange transaction, Chuming only maintained controls and procedures necessary and as suitable for a privately held company. Consequently, immediately following our share exchange transaction, we lacked the controls and procedures that would be appropriate for a public reporting company of our size and stature.

As a result of the material weaknesses described below, our management concluded that as of December 31, 2007 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

At December 31, 2007, Chuming and its business first became a part of the Company, and as of that date, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

•
Weakness: The Company’s board of directors has yet to pass a formal resolution to put in place a strategic plan and framework in order to comply with the regulations placed on issuers concerning internal controls.

Implementation Plan: The board of directors intends to pass a resolution to adopt the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework which provides for a structure to establish a control environment, risk assessment, control activities, information and communication, and monitoring of effective internal controls. The board also intends that the Chief Executive Officer shall be made to take ultimate ownership of establishing an effective internal control system.

•	Weakness: The Company lacks a comprehensive Code of Ethics that is applicable to the entire Company including officers, employees, and directors.

Implementation Plan: The Company intends to adopt a formal Code of Ethics that will communicated to all personnel at all levels of the organization, and that senior management will be held to a standard that they will be responsible to encourage an environment that promotes ethical behavior and discourages both the necessity of, and the opportunities to act unethically.

•
Weakness: The Company lacks a guideline that specifically states the objective and core functions of the Company so that there is no ambiguity to all members of the organization as to what type of business transactions the Company should be conducting. This guideline should also be reviewed on regular basis by management and the Board of Directors in order to address the ever changing business environment and the demands of the market.

Implementation Plan: Management intends to prepare a guideline that the board of directors will review and adopt.

•
Weakness: The Company has material weaknesses in its system of producing information for financial reporting and management of fixed and intangible assets. The cost basis, and the related accumulated amortization and depreciation pertaining to these assets presently are poorly kept. The calculation of the expense for amortization and depreciation for these assets is inconsistent and at times the necessary details to make the calculation are, at times not readily available. For certain subsidiaries there are assets that have not been assigned a unique identifying number or code to result in proper tracking of those particular assets.

Implementation Plan: The Company will revisit its management of and systems for dealing with fixed and intangible assets for financial reporting purposes. The Company will also conduct training for its employees, in order improve the over quality of calculations. Finance managers will be required to review and sign off on schedules and accounting entries related to these assets, with a focus in accuracy and precision of calculation and recording of entries.

•
Weakness: The Company’s disclosures for related party transaction are unclear. Since the corporate reorganization and separation of Chuming from the Group occurred recently, the Company does not have detailed discussions of the nature of transactions between it and certain related parties. The Company needs to formalize all netting agreements for which the related parties, at different times, can be both a vendor and a customer.

Implementation Plan: The Company will write and rewrite formal contracts with these Related Parties that will detail the nature of these transactions. Schedules detailed these transactions will be revised to be easily be understandable and detailed for their inclusion in the Company’s financial statements.

•	Weakness: The Company accounting department is currently understaffed and lacks personnel with expertise in US GAAP and SEC reporting standards.

Implementation Plan: The Company is currently in the hiring process for a senior financial accounting officer and staff accountants to fulfill the demands and rigors of being a US public reporting company. The Company will also provide training to existing employees on the requirements of US GAAP and SEC Reporting standards.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

•
Weakness: The Company does not have a standardized and unified Enterprise Resource Planning Software (ERP). The Company’s accounting systems are disparate and sometimes manual in nature which makes them neither scalable nor efficient for financial reporting purposes and management decision making needs.

Implementation Plan: The Company will review its current ERP systems and consider the need to either purchase a new package or revise the functionality and deployment of its current systems.

This report does not specifically detail all possible material weaknesses of the Company that may lead to material misstatements in the Company’s financial statements. However, in light of the Chuming’s transition from being a privately-owned enterprise to becoming a part of a U.S. public reporting company, we believe the foregoing report serves as a valuable evaluation of the current status of the Company’s internal controls.

Any one of the material weaknesses described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim Consolidated Financial Statements that might not be prevented or detected. As a result, management has determined that each of the control deficiencies discussed above constitutes a material weakness.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Samuel H. Wong & Co., our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On December 31, 2007, our then sole director and officer, Timothy Halter, resigned in connection with the change in control transaction (the reverse acquisition and share exchange previously described), and appointed the following persons to our board of directors:

Name	Age	Position

Shi Huashan	49	Chairman of the Board of Directors
Wang Shu	33	Director
Ma Fengqin	45	Director
Wang Shuying	57	Director
Matthew Dillon	47	Director
Wendy Li	47	Director
Nestor Gounaris	36	Director

On February 21, 2008, the board of directors of Energroup appointed Mr. James Boyle as a director on the board of directors of the Registrant, effective February 21, 2008. Mr. Boyle is one of seven directors presently serving on the board of directors.

Mr. James Boyle, age 47, is Principal and Managing Partner of Expat-CFO Services Ltd. in Shanghai, and has held this position since 2001. Expat-CFO serves U.S. and European multinational companies and private equity firms including Callaway Golf, Daymon Worldwide, Louisville Bedding and Kemin Industries, providing interim controller and CFO services, accounting and treasury outsourcing, and M&A transaction advisory including due diligence, deal structuring and valuation. From 1996-2001, Mr. Boyle worked for Dura-Line Shanghai Plastics Co., Ltd., as Business Development and China Start-Up Manager, Deputy General Manager, CFO, and Acting Managing Director. Mr. Boyle is fluent in Mandarin, earning a Bachelor of Science degree from the State University of New York Maritime College in Economics and Marine Transportation, and an MBA from the Thunderbird School of Global Management in International Management and Finance. He is a member of the Institute of Management Accountants and the American Chamber of Commerce in Shanghai, and serves as President of the Shanghai Chapter of the Thunderbird Alumni Association. There are no family relationships, and there are no arrangements or understandings between Mr. Boyle and any of the executive officers of the Registrant, pursuant to which he was selected to serve as a director.

Management

At December 31, 2007, Mr. Timothy Halter was our sole director and officer. At December 31, 2007, the following persons were appointed as directors and executive officers of the Company. The appointment of the following persons to the board of directors became effective ten days following the mailing and filing of an information statement on schedule 14f-1, which was January 28, 2008.

Name	Age	Position	Effective Date of Appointment

Shi Huashan	49	President and Chief Executive Officer*	January 28, 2008
Wang Shu	33	Chief Financial Officer and Director*	January 28, 2008
Ma Fengqing	46	Vice President and Director	January 28, 2008
Wang Shuying	57	Director	January 28, 2008
Matthew Dillion	47	Director	January 28, 2008
Nestor Gounaris	47	Director	January 28, 2008

* The effective date of appointment of the CEO and CFO was December 31, 2007.

Mr. Shi Huashan, age 49, is a graduate of Beijing Renwen University in Corporate Law, and the founder of Chuming. Mr. Shi Huashan has nearly 20 years of experience in the food industry. He established Dalian Chuming Industry Development Company in 1992, which started the Dalian Chuming Group Co., Ltd. From 1992 to present he has served as President and CEO of Chuming and the Dalian Chuming Group Co., Ltd. companies. In 2004, he was selected by the China Meats Association as one of the “Ten Most Influential Entrepreneurs in the China Meat Industry.” Mr. Shi Huashan is the current President of the Dalian Food Association. He is Chuming’s President, Chief Executive Officer, and Chairman of the Board of Directors.

Ms. Wang Shu, age 33, is a graduate of Liaoning University, with a major in accounting, Ms. Wang Shu has more than 11 years of experience in finance. From 1996 to 2001, she worked at Dalian Huaqiao House Development Company as its chief accountant. In 2001, she joined Dalian Chuming Group Co., Ltd., and in her present role serves as Chuming’s as Chief Financial Officer, and as a member of the Board of Directors

Ms. Ma Fengqin, age 46, is a graduate of Dalian Electric Power Economic School, with a major in accounting. From 1990 to 1993, she worked at Dalian Thermo Engineering Company as its Chief Accountant. From 1992 to 2001, Ms. Ma served as Vice President of Dalian Chuming Industry Development Company. Since 2002 she has served as Chuming’s Vice President, and a member of the Board of Directors. Ms. Ma is married to Mr. Shi Huashan, Chairman of the Board of Directors.

Ms. Wang Shuying, age 57, member of the Chuming Board of Directors, served from 1996-2004 as Chief of the Dalian Planning Committee’s Agriculture Economy Development Section, and now works as a consultant to the Section.  From 1991-1996 she was Vice Chief of the Section.  A graduate of Dalian Railway College, she was a staff member of the Dalian Machinery Bureau’s Agriculture Machinery Department from 1977-1984.  From 1984-1989 Ms. Wang was Chief of the Dalian Planning Committee’s Industry Section, before undertaking German language studies at the Beijing Foreign Trading University.  She completed a training program in Germany at Heidelberg Hiller College from 1989-1991 prior to returning to Dalian’s Planning Committee.

Mr. Matthew Dillon, age 47, member of the Chuming Board of Directors, has been President of Dalian Global Link Consultants in Dalian, China since 1998.  He was previously a Senior Engineer with Aeronautical Radio, Inc. in Annapolis, MD and an Avionics Systems Specialist in the U.S. Air Force.  Mr. Dillon speaks Mandarin, earning a Chinese Language Certificate from Dalian Maritime University, where he has owned the Dalian I-55 Coffee Stop and Bakery since 2000.  A graduate of Southern Illinois University with a BS degree in Industrial Engineering and Technology, he also earned a Master of Divinity degree from the Southern Baptist Theological Seminary in Louisville, KY.

Mr. Nestor Gounaris, age 36, member of the Chuming Board of Directors, has been a principal since 2005 with China Solutions LLC, a Shanghai- and New York-based advisory firm assisting its clients with foreign direct investments and operations in China. From 2003 to 2005 he was an associate with Simmons & Simmons in Shanghai, working in the law firm's PRC-focused corporate and foreign direct investment practice. Mr. Gounaris worked for O'Melveny & Myers in Shanghai as an associate from 2001 to 2003. An Honors Paralegal with the U.S. Department of Justice's Antitrust Division in Washington, D.C. from 1996-1998, he holds a degree in Foreign Studies from Georgetown University's School of Foreign Service, and a juris doctor degree from the University of Virginia School of Law. Mr. Gounaris has been a research fellow for the North Atlantic Treaty Organization in Washington, D.C., and a Boren Fellow for the Academy of Educational Development in Charlottesville, VA and Shanghai. He is a member of the State Bar of New York, and is fluent in Mandarin and modern Greek.

Family Relationships

President and Chairman of the Board of Directors Mr. Shi Huashan, and Ms. Ma Fengqin, who is a vice president and director, are husband and wife.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our Board of Directors does not have a separate audit committee. However, the board has determined based on information provided to it, that Mr. James Boyle possesses the qualifications to be an “audit committee financial expert”, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that Form 3s were inadvertently filed late by Fuyuan Chen, Shu Wang, Huashanshi and Shine Gold Holdings Limited on January 16, 2008, and a Form 4 was inadvertently filed late by Alycia D. Anthony on May 14, 2007.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

The Company has not adopted a formal code of ethics. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. Our Board of Directors currently oversees and administers our executive compensation program.

Our current executive compensation program presently includes a base salary. Our compensation program does not include (i) discretionary annual cash performance-based incentives, (ii) termination/severance and change of control payments, or (iii) perquisites and benefits.

Our Compensation Philosophy and Objectives

Our philosophy regarding compensation of our executive officers includes the following principles:

•	our compensation program should align the interests of our management team with those of our shareholders;

•	our compensation program should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable and bear some relationship with the compensation standards in the market in which our management team operates; and

•	the compensation program should be understandable and transparent.

In order to implement such compensation principles, we have developed the following objectives for our executive compensation program:

•	overall compensation levels must be sufficiently competitive to attract and retain talented leaders and motivate those leaders to achieve superior results;

•
a portion of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals, and that portion should increase as an executive’s position and responsibility increases;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence our achievement of operating goals and strategic initiatives;

•
the number of elements of our compensation program should be kept to a minimum, and those elements should be readily understandable by and easily communicated to executives, shareholders, and others; and

•	executive compensation should be set at responsible levels to promote a sense of fairness and equity among all employees and appropriate stewardship of corporate resources among shareholders.

Determination of Compensation Awards

Our Board of Directors is provided with the primary authority to determine the compensation awards available to our executive officers. To aid the board of directors in making its determination for the last fiscal year, our current senior management provided recommendations to the board of directors regarding the compensation of all executive officers.

Director Compensation

We did not pay any compensation to members of our board of directors for fiscal year 2007.

Executive Compensation

The following executive compensation disclosure reflects all compensation for fiscal year 2007 received by our principal executive officer, principal financial officer, and three most highly compensated executive officers whose salary exceeded US$100,000. We refer to these individuals in this report as “named executive officers.”

 Summary Compensation

The following table reflects all compensation awarded to, earned by or paid to our directors and named executive officers for our fiscal years ended December 31, 2006 and 2007:

Summary Compensation

		Annual Compensation (2)
Name and Principal Position	Fiscal Year	Salary (1) ($)	All Other Compensation (3) ($)	Total ($)

Shi Huashan	2007	$60,000	-	60,000
Chief Executive Officer, President	2006	50,000	-	50,000
Wang Shu	2007	$20,000	10,000	30,000
Chief Financial Officer	2006	15,000	5,000	-
Wang Shuying	2007	-	-	-
Director	2006	-	-	-
Matthew Dillion	2007	-	-	-
Director	2006	-	-	-
Ma Fengqin	2007	-	-	-
Director	2006	-	-	-
Nestor Gounaris	2007	-	-	-
Director	2006	-	-	-
James Boyle	2007	-	-	-
Director	2006	-	-	-

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 7.61 RMB for each 1.00 U.S. Dollar for the year ended December 31, 2007.
(2)
In 2007, compensation paid to our officers and directors included no bonuses, stock or option awards, non-equity incentive plan awards, or non-qualified deferred compensation, and accordingly, these columns have been omitted from this table.

(3)	In 2007, all other compensation includes transportation subsidy, telecommunication subsidy, and other fringe benefits.

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our directors or named executive officers during our fiscal year-ended December 31, 2007.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our directors or named executive officers outstanding as of December 31, 2007.

Option Exercises and Stock Vested

There were no exercises of stock options, stock appreciation rights, or similar instruments, and no vesting of stock, including restricted stock, restricted stock units and similar instruments, during the last completed fiscal year for any of our directors or named executive officers.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our directors or named executive officers.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently have no defined contribution or other plans that provide for the deferral of compensation to our directors or named executive officers on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

Other than any employment agreements described in this report, we currently have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a named executive officer, or a change in control of the registrant or a change in the named executive officer’s responsibilities, with respect to each named executive officer.

Employment Agreements

Effective at closing of the Exchange Transaction described elsewhere in this report, we entered into executive employment agreements with each of Mr. Shi Huashan (President and Chief Executive Officer), Ms. Wang Shu (acting Chief Financial Officer) and Mr. Chen Fuyuan (Chief Operating Officer). Each agreement provides for a yearly salary of USD $100,000 payable in monthly installments in accordance with our standard payroll practices for salaried employees. Each executive officer’s salary will be subject to adjustment pursuant to our employee compensation policies in effect from time to time. Under the terms of each of the agreements, each executive officer will be entitled to the benefits that we customarily make available to employees in comparable positions. Each officer has the right to terminate his or her employment by giving us prior notice with or without cause, and we hold an equal right. The Board of Directors or appropriate committee thereof, may from time to time, in its sole discretion, adjust the salaries and benefits paid to our executive officers. A copy of the employment agreements are included as exhibits to our Form 8-K filed on January 7, 2008.

The following is a summary of the compensation to be paid under these employment agreements in the upcoming fiscal year ended December 31, 2008 to our named executive officers:

Summary of Compensation To Be Paid Under Employment Agreements for
Fiscal Year Ended December 31, 2008

	Annual Compensation
Name and Principal Position	Salary	Bonus (1)	Other annual Compensation
Shi Huashan President, Chief Executive Officer	$100,000	—	—

Wang Shu Chief Financial Officer	$100,000	—	—

Chen Fuyuan Chief Operating Officer	$100,000	—	—

(1)    We have no arrangements with our executive officers to pay bonuses or other annual compensation.

Indemnification of Officers and Directors

The Nevada Revised Statutes and our bylaws permit us to indemnify our officers and directors for liabilities they may incur, including liabilities under the Securities Act and Exchange Act. Our bylaws provide that our officers and directors may be indemnified by us in the event of third party actions, if the officer or director acted in good faith and in a manner that he or she reasonably believed was in or not against the company’s best interests, and with respect to any criminal action or proceeding, had no reason to believe that his or her actions were unlawful. Our bylaws also provide that we may provide indemnification for our officer and directors for any action by the company against such directors and officers, if the officer or director acted in good faith and in a manner that he or she reasonably believed was in or not against the company’s best interests, except no indemnification may be made for negligence or misconduct of such director’s or officer’s duties to the company, unless a court in which the matter is brought determines that in view of all the circumstance of the case, the person is fairly and reasonably entitled to indemnification. This and our bylaws indemnification may, however, be unenforceable as against public policy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007, for each of the following persons:

•	each of our directors and each of the named executive officers in the “Management” section of this report;
•	all directors and named executive officers as a group; and
•	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Dalian Precious Sheen Investments Consulting Co., Ltd., No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039. The percentage of class beneficially owned set forth below is based on 21,136,391 shares of our common stock outstanding on December 31, 2007.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of shares beneficially owned		Percentage of class beneficially owned
Shi Huashan	14,688,948	(1)	69.5%
Wang Shu	0		0%
Chen Fuyuan	0		0%
Ma Fengqin	0		0%
Nestor Gounaris	0		0%
Matthew Dillon	0		0%
Wang Shuying	0		0%
James Boyle	0		0%
All directors and executive officers as a group (7 persons)	14,688,948		69.5%

5% Shareholders:
Shine Gold Holdings Limited	10,690,668	(1)	50.6%
Shiny Snow Holdings Limited	1,948,890	(1)	9.2%
Smart Beat Limited	2,049,390	(1)	9.7%
Barry Kitt	2,045,455	(2)	9.7%

(1)
Shine Gold Holdings Limited, Shiny Snow Holding Limited, and Smart Beat Limited, are each companies organized under the laws of the British Virgin Islands (collectively, the “Shi Family Companies”). The registered address for the Shi Family Companies is Palm Grove House, P.O. Box 438, Road Town, Tortola, British Virgin Islands. Mr. Shi Huashan and certain of his relatives (the “Shi Family”) have entered into trust agreements with three non-PRC individuals, under which the non-PRC individuals shall hold the shares of the Shi Family Companies as trustees for the benefit of the Shi Family. The natural persons with voting power and investment power on behalf of the Shi Family Companies are (i) Chong Shun, (ii) Kuo Ching Wan Amy, and (iii) Wey Meirong, respectively (collectively, the “Trustees”). As beneficiaries of the trust arrangements, members of the Shi Family have only economic rights with respect to the shares held by the Shi Family Companies. Mr. Shi Huashan and the Shi Family hereby disclaim beneficial ownership except to the extent of their pecuniary interest in the Company shares held by the Shi Family Companies.

(2)
Barry Kitt exercises investment discretion and control over the shares of common stock of the Company held by The Pinnacle Fund, L.P., a Texas limited partnership (“Pinnacle”) and Pinnacle China Fund, L.P., a Texas limited partnership (“Pinnacle China”). Pinnacle Advisers, L.P. (“Advisers”) is the general partner of Pinnacle. Pinnacle Fund Management, LLC (“Management”) is the general partner of Advisers. Mr. Kitt is the sole member of Management. Pinnacle China Advisers, L.P. (“China Advisers”) is the general partner of Pinnacle China. Pinnacle China Management, LLC (“China Management”) is the general partner of China Advisers. Kitt China Management, LLC (“China Manager”) is the manager of China Management. Mr. Kitt is the manager of China Manager. As of December 31, 2007, Pinnacle and Pinnacle China were the beneficial owners of 2,045,454 shares of Common Stock. Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle and Pinnacle China. Mr. Kitt expressly disclaims beneficial ownership of all shares of Common Stock beneficially owned by Pinnacle and Pinnacle China.

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions of Chuming

Four members of Chuming management’ team also have roles with Chuming’s former parent, Dalian Chuming Group Co., Ltd. Mr. Shi Huashan, our President and CEO, together with Ms. Wang Shu, CFO, Mr. Chen Fuyuan, COO and Mr. Yan Jinglu, Marketing Director, are not exclusively employed by Chuming. They are also under contract with Chuming’s former parent, the Dalian Chuming Group Co., Ltd., although they work for Chuming on a full time basis.

Chuming conducts business with the following related parties: Dalian Chuming Group Co., Ltd. which is currently composed of the following subsidiaries that are not consolidated in Chuming: (1) Dalian Chuming Industrial Development Co., Ltd., (2) Dalian Chuming Trading Co., Ltd, (3) Dalian Mingxing Livestock Product Co. Ltd., (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (5) Dalian Chuming Fodder Co., Ltd., and (6) Dalian Chuming Biological Technology Co., Ltd.. Chuming and the aforementioned related parties have a common ownership. All transactions with related parties were performed at arm’s length.

On December 17, 2007 Dalian Chuming Slaughter and Packaging Pork Company, a subsidiary of Chuming, entered into a Long-Term Hog Procurement Agreement IV with Dalian Chuming Group Company, Ltd., Chuming’s former parent. This agreement specifies that Dalian Chuming Group Co., Ltd. should supply no less than 750,000 live hogs to Chuming in 2008, 800,000 in 2009, and 800,000 in 2010, and the price for the hogs is at the fair market price at the time of acquisition.

Related Party Transactions

Set forth below are the related party transactions since December 31, 2006 between the Company’s shareholders, officers and/or directors, and the Company.

Related Party Transactions - Chuming

In the normal course of business, we conduct transactions with the following related parties, that are not consolidated into the Company or its subsidiaries: (1) Dalian Chuming Group Co., Ltd., also referred to this report as the “Group”, and the Group’s subsidiaries: (2) Dalian Chuming Industrial Development Co., Ltd., (3) Dalian Chuming Trading Co., Ltd, (4) Dalian Mingxing Livestock Product Co. Ltd., (5) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (6) Dalian Chuming Fodder Co., Ltd., (7) Dalian Chuming Biological Technology Co., Ltd., and (8) Dalian Huayu Seafood Food Co., Ltd. The Company and the aforementioned related parties share common beneficial ownership. All related party transactions are conducted between Chuming WOFE and the Group. All transactions with related parties are generally performed at arm’s length, and in 2007, all such transactions were conducted at arm’s length.

The “Chuming” trademark and rights to the “Huayu” trademark application in the PRC are owned by Dalian Chuming Industry Development Co., Ltd., a subsidiary of the Group. We have been granted a perpetual fully paid up license to use both of these trademarks in connection with our business, under two trademark agreements with Dalian Chuming Industry Development Co., Ltd.

On December 17, 2007, Meat Company entered into a Long Term Hog Procurement Agreement with the Group, under which the Group agreed to supply, at current fair market value at the time of supply, 750,000 hogs in calendar year 2008, 800,000 hogs in calendar year 2009, and 800,000 hogs in calendar year 2010.

Related Party Transactions – Prior to Change in Control

The Company recorded a liability of $25,871 as of March 31, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2007 and 2006, a shareholder paid $3,193 and $2,538 in expenses on behalf of the Company, respectively.

On May 3, 2007, the Company, along with its then-current directors and executive officers, entered into a stock purchase agreement with Halter Financial Investments, L.P., a Texas limited partnership (“HFI”), pursuant to which the Company agreed to sell to HFI 11,200,000 pre-reverse split shares (approximately 1,600,000 post-reverse split shares) of unregistered, restricted common stock for $350,000 cash. This transaction closed on May 22, 2007. In conjunction with this stock purchase agreement, on May 3, 2007, certain of the Company’s then-principal shareholders, as a condition of the closing of the stock purchase agreement surrendered and cancelled 1,350,000 then-issued and outstanding shares of the Company common stock. These shares were surrendered as follows: Jenson Services, Inc., which then owned 2,480,500 pre-reverse split shares (approximately 354,290 post-reverse split shares) (or approximately 68% of our then-outstanding voting securities) delivered 375,000 of its pre-reverse split shares (approximately 53,572 post-reverse split shares) for cancellation; James P. Doolin, which then owned 475,000 pre-reverse split shares (approximately 67,858 post-reverse split shares) (or approximately 13% of our then-outstanding voting securities) delivered 475,000 pre-reverse split shares (approximately 67,858 post-reverse split shares) for cancellation; and his sister, Alycia Anthony, which then owned 500,000 pre-reverse split shares (approximately 71,429 post-reverse split shares (or approximately 14% of our then-outstanding voting securities) delivered 500,000 pre-reverse split shares (approximately 71,429 post-reverse split shares) for cancellation. All of these cancelled shares were returned to the status of authorized and unissued shares of the Company. No consideration was given by the Company in the cancellation of these shares. The effect of the share cancellations was to reduce the carrying par value of shares surrendered and a corresponding increase to additional paid-in capital.

Under the terms of the stock purchase agreement, on May 3, 2007, the Company’s then-current board of directors declared a special cash distribution of $0.1219 per share to the Company’s shareholders of record as of May 17, 2007, the record date for the special cash distribution. Neither HFI or the shares surrendered by Jenson Services or James P. Doolin or Alycia Anthony participated in the special cash distribution. The special cash distribution was paid on May 29, 2007, to shareholders of record on the record date, subject to the closing of the stock purchase agreement. The special cash distribution was paid to the holders of an aggregate 2,297,421 pre-reverse split shares of the Company’s common stock, after giving effect to the cancellation of 1,350,000 pre-reverse split shares discussed above, which resulted in a total cash distribution of approximately $280,000. The special cash distribution was a condition of the closing of the stock purchase agreement. The special cash distribution is treated as a cash dividend in the Company’s financial statements for the quarters ended June 30 and September 30, 2007.

Further, the stock purchase agreement contained covenants that required HFI, in its capacity as the Company’s controlling shareholder following closing of the stock purchase agreement, to agree that it will not approve any reverse splits other than a one-time reverse split of not greater than 1-for-7 without the prior consent of the Company’s former officers as representatives of the Company’s continuing shareholders; that it will not authorize the issuance of any additional shares of common stock or securities convertible into shares of common stock except in connection with a combination transaction with a corporation with current business operations (a “Going Public Transaction”); and that it will not allow the Company to enter into a Going Public Transaction unless the Company, on a combined basis with the operating entity with which it completes a Going Public Transaction, satisfies the financial conditions for listing on the NASDAQ Small-Cap Market immediately following the closing of the Going Public Transaction. The stock purchase agreement also grants demand and “piggy back” registration rights to HFI and to any continuing holders of the Company’s common stock that are deemed to be holding “restricted securities.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As approved by our board of directors, we dismissed MantylaMCREYNOLDS LLC (“McReynolds”) as our independent auditors effective February 06, 2008.  McReynolds served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 and for the quarterly review for 2006. On February 06, 2008, we engaged Samuel H. Wong & Co., LLP (“Wong & Co.”) as our outside independent accounting firm for the fiscal years ended December 31, 2007.

The following table sets forth fees billed to us by our current auditors, Samuel H. Wong & Co., LLP, during the fiscal years ended December 31, 2006 and December 31, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2006
(i) Audit Fees	$204,817	$-
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total fees	$204,817	$-

Fees for audit services include fees associated with the annual audit and the review of documents filed with the Securities and Exchange Commission including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a. (1) Financial Statements

The following consolidated financial statements of Energroup Holdings Corporation are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2007, 2006 and 2005
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

 EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Company, PSI and PSI Shareholders dated December 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Energroup Holdings Corporation (4)

3.2	Bylaws of Energroup Holdings Corporation (4)

3.3	Articles of Amendment to Articles of Incorporation of Energroup Holdings Corporation (4)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (2)

3.6	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (Reverse Split) (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Form of Common Stock Purchase Warrant issued to Placement Agent (December 2007) (1)

10.1	Lockup Agreement dated December 2007 among Energroup and the Shareholders signatory thereto (1)

10.2	Executive Employment Agreement dated December 2007 between Energroup and Mr. Shi Huashan (1)

10.3	Executive Employment Agreement dated December 2007 between Energroup and Ms. Wang Shu (1)

10.4	Executive Employment Agreement dated December 2007 between Energroup and Mr. Chen Fuyuan (1)

10.5	Long-Term Hog Procurement Agreement dated December 17,2007 between Dalian Chuming Group Co., Ltd. and Dalian Chuming Slaughter and Packaging Pork Company, Ltd. (1)

10.6	Trademark License Contract (Chuming) dated December 2007 (English translation) (1)

10.7	Trademark License Contract (Huayu) dated December 2007 (English translation) (1)

10.8	Securities Purchase Agreement dated December 2007 among Energroup, PSI, Chuming, and the investors signatory thereto (1)

10.9	Make Good Escrow Agreement dated December 2007 among Energroup, Make Good Pledgor, Escrow Agent and the investors signatory thereto (1)

10.10	Holdback Escrow Agreement dated December 2007 among Energroup, Escrow Agent and the investors signatory thereto (1)

21.1	List of Subsidiaries (4)

24.1	Power of Attorney (included as part of the signature pages to this registration statement)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1) Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

(2) Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.

(3) Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.

(4) Previously filed with our General form for registration of securities under the Securities Act of 1933 on Form S-1 on February 11, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2008.

ENERGROUP HOLDINGS CORPORATION

By:	/s/ Shi Huashan
Shi Huashan President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shi Huashan	Chief Executive Officer,	March 31, 2008
Shi Huashan	President, and Director (Principal Executive Officer)

/s/ Wang Shu	Chief Financial Officer and Director	March 31, 2008
Wang Shu	(Principal Financial and Accounting Officer)

/s/ Wang Shuying	Director	March 31, 2008
Wang Shuying

/s/ Matthew Dillion	Director	March 31, 2008
Matthew Dillion

/s/ Ma Fengqin	Director	March 31, 2008
Ma Fengqin

/s/ Nestor Gounaris	Director	March 31, 2008
Nestor Gounaris

/s/ James Boyle	Director	March 31, 2008
James Boyle