Form 10-Q
period 2008-03-31
ENERGROUP HOLDINGS CORP
filed 2008-05-20
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-28806

ENERGROUP HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	87-0420774 (I.R.S. Employer Identification No.)

No. 9, Xin Yi Street, Ganjingzi District Dalian City, Liaoning Province, PRC 116039 (Address of principal executive offices)	N/A (Zip Code)

+86 411 867 166 96
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer  ☐            Accelerated Filer  ☐         Non-Accelerated Filer  ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2008, the Registrant had 21,136,391 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Energroup Holdings Corporation
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	Note
		3/31/2008	12/31/07
ASSETS

Cash		$7,039,089	$14,031,851
Restricted Cash	3	2,157,831	4,250,000
Accounts Receivable	4	3,004,163	622,433
Other Receivable		1,638,132	1,068,939
Related Party Receivable	6	15,506,766	3,964,357
Inventory	5	4,466,012	2,916,016
Purchase Deposit		7,824,478	267,807
Prepaid Expenses		134,450	46,401
Prepaid Taxes		156,787	-
Deferred Tax Asset		639,360	613,844

Total current assets		42,567,071	27,781,648

Property, Plant & Equipment, net	7	25,724,989	24,836,496
Land Use Rights, net	8	13,326,162	12,855,980
Construction in Progress		994,917	927,866
Other Assets		33,975	32,619

TOTAL ASSETS		$82,647,114	$66,434,609

LIABILITIES

Bank Loans & Notes	9	$14,881,376	$7,383,095
Accounts Payable		3,659,840	3,779,274
Accrued Liabilities		3,605,852	3,347,013
Taxes Payable		2,097,757	1,491,876
Other Payable		1,458,926	1,471,381
Customer Deposits		82,042	24,161

Total current liabilities		25,785,792	17,496,800

TOTAL LIABILITIES		$25,785,792	$17,496,800

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

	Note	3/31/2008	12/31/07

STOCKHOLDERS' EQUITY
Preferred Stock - $0.001 par value 10,000,000 shares authorized; 0 shares issued & outstanding at March 31, 2008 and December 31, 2007, respectively. Common Stock $0.001 par value 21,739,130 shares authorized; 21,136,392 shares issued & outstanding at March 31, 2008 and December 31, 2007, respectively.		$21,136	$21,136
Additional Paid in Capital	10	15,440,043	15,440,043
Statutory Reserve		1,692,660	751,444
Retained Earnings		33,064,237	29,764,236
Accumulated Other Comprehensive Income		6,643,246	2,960,951

TOTAL STOCKHOLDERS' EQUITY		56,861,322	48,937,810

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$82,647,114	$66,434,610

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the three-month period ended March 31, 2008 and 2007
(Stated in US Dollars)

	Note
		3/31/2008	3/31/2007
Revenue

Sales		$43,507,098	$23,187,994
Cost of Sales		(36,474,424)	(19,025,632)
Gross Profit		7,032,674	4,162,362

Operating Expenses

Selling Expenses		1,825,277	229,419
General & Administrative Expenses		492,973	305,136
Total Operating Expense		2,318,250	534,555

Operating Income/(Loss)		4,714,423	3,627,807

Other Income (Expenses)

Other Income		24,269	2,728
Interest Income		3,985	-
Other Expenses		(28,650)	(28,173)
Interest Expense		(306,465)	(592,978)
Total Other Income (Loss) and Expense		(306,861)	(618,423)

Earnings before Tax		4,407,562	3,009,384

Income Tax/Deferred Tax Benefit		(166,345)	-

Net Income		$4,241,217	$3,009,384

Earnings Per Share
Basic		$0.25	$0.22
Diluted		0.20	0.17

Weighted Average Shares Outstanding
Basic		17,272,756	13,409,120
Diluted		21,182,756	17,272,756

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of March 31, 2008 and December 31, 2007
(Stated in US Dollars)

			Common
			Stock			Accumulated
	Common Stock		Additional			Other
	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	17,272,756	17,273	2,396,079	751,444	18,112,089	896,679	22,173,563
Issuance of Common Stock & Warrants	3,863,636	3,863	13,043,964				13,047,828
Net Income					11,652,147		11,652,147
Appropriations of Retained Earnings				-	-		-
Foreign Currency Translation Adjustment						2,064,272	2,064,272
Balance, December 31, 2007	21,136,392	21,136	15,440,043	751,444	29,764,236	2,960,951	48,937,810

Balance, January 1, 2008	21,136,392	21,136	15,440,043	751,444	29,764,236	2,960,951	48,937,810
Issuance of Common Stock & Warrants							-
Net Income					4,241,217		4,241,217
Appropriations of Retained Earnings				941,216	(941,216)		-
Foreign Currency Translation Adjustment						3,682,295	3,682,285
Balance, March 31, 2008	21,136,392	21,136	15,440,043	1,692,660	33,064,237	6,643,246	56,861,312

	Accumulated Comprehensive Income

	12/31/2007		3/31/2008		Total
Comprehensive Income
Net Income	11,652,147		4,241,217		15,893,364
Comprehensive Other Income
Foreign Currency Translation Adjustment	2,064,272		3,682,295		5,746,557

	13,716,419		7,923,512		21,639,921

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2008 and 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007
Cash Flow from Operating Activities

Cash Received from Customers	$29,072,645	$23,498,395
Cash Paid to Suppliers & Employees	(47,912,070)	(17,639,438)
Interest Received	3,985	-
Interest Paid (net of amount capitalized)	(1,075,461)	413,282
Income Tax Paid	(191,861)	-
Miscellaneous Receipts	24,269	2,728
Cash Sourced/(Used) in Operating Activities	(20,079,493)	5,448,403

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	2,092,169	-
Payments for Purchases of Plant & Equipment	(1,623,365)	(126,241)
Payments for Purchases of Land Use Rights	(261,294)	643,388
Payments for Deposits	(1,356)	-
Cash Used/(Sourced) in Investing Activities	206,155	(769,629)

Cash Flows from Financing Activities

Proceeds Allocated to Accrued Liabilities for Liquidated Damages from Issuance of Stock & Warrants	1,700,000	-
Proceeds from Bank Borrowings	14,881,376	-
Repayment of Bank Loans	(7,383,095)	(1,286,776)
Cash Sourced/(Used) in Financing Activities	9,198,281	(1,286,776)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(10,675,047)	3,391,998

Effect of Currency Translation	3,682,285	43,783

Cash & Cash Equivalents at Beginning of Year	14,031,851	3,075,787

Cash & Cash Equivalents at End of Year	$7,039,089	$6,511,568

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided / (Used) in Operating Activities
For the three-month periods ended March 31, 2008 and 2007
(Stated in US Dollars)

	3/31/2008	3/31/2007

Net Income	$4,241,217	$3,009,384

Adjustments to Reconcile Net Income to
Net Cash Provided by Cash Activities:

Liquidated Damages Included in Accrued Liabilities	(1,700,000)	-
Amortization	(208,889)	43,429
Depreciation	667,821	434,629
Provision for Bad Debt	3,522	-
Decrease/(Increase) in Accounts Receivable	(2,385,252)	1,307,287
Decrease/(Increase) in Other Receivable	(569,194)	(220,811)
Decrease/(Increase) in Related Party Receivable	(11,542,409)	262,229
Decrease/(Increase) in Inventory	(1,549,996)	589,689
Decrease/(Increase) in Advance to Suppliers	(7,556,671)	916,407
Decrease/(Increase) in Prepaid Taxes	28,530	-
Decrease/(Increase) in Prepaid Expenses	(88,049)	(51,843)
Decrease/(Increase) in Deferred Tax Benefit	(25,516)	-
Increase/(Decrease) in Accounts Payable	(119,434)	(709,758)
Increase/(Decrease) in Taxes Payable	420,563	509,418
Increase/(Decrease) in Other Payable	(12,455)	(294,428)
Increase/(Decrease) in Related Party Payable	-	694,075
Increase/(Decrease) in Accrued Liabilities	258,839	(1,038,304)
Increase/(Decrease) in Customer Advances	57,880	-

Total of all adjustments	(24,320,710)	2,439,019

Net Cash Provided by/(Used in) Operating Activities	$(20,079,493)	$5,448,403

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

1.	The Company and Principal Business Activities

Energroup Holdings Corporation (the “Company”) (OTCBB: ENHD) is a holding company incorporated in the state of Nevada in the United States of America whose primary business operations is conducted through its three operating subsidiaries: (1) Dalian Chuming Processed Foods Company Ltd., (the “Foods Company”) (2) Dalian Chuming Slaughter and Packaging Pork Company Ltd. (the “Meat Company”), and (3) Dalian Chuming Sales Company Ltd. (the “Sales Company”), each incorporated in the People’s Republic of China (the “PRC”). The Company is headquartered in the City of Dalian, Liaoning Province of China.

The three operating subsidiaries were spun-off constituents of their former parent company, Dalian Chuming Group Co. Ltd. The Company indirectly holds the three operating subsidiary companies through its wholly owned intermediary subsidiaries: (A) Precious Sheen Investments Limited (“PSI”), a British Virgin Islands corporation, and (B) Dalian Chuming Precious Sheen Investments Consulting Co., Ltd., (“Chuming”), a wholly foreign owned enterprise incorporated in the PRC.

Dalian Precious Sheen Investments Consulting Co., Ltd. (“Chuming”) is an intermediary holding company established in the People’s Republic of China (the “PRC” or “China”) formed for the purpose of providing a group structure to enhance the viable capacity of its three PRC operating subsidiaries.

The Company’s primary business activities are the production and packing of fresh pork and production of processed meat products for distribution and sale to clients throughout the PRC.

Corporate Reorganization

PRC law currently has limits on foreign ownership of certain companies. To enable Chuming to raise equity capital from investors outside of China, it established an offshore holding company by incorporating Precious Sheen Investments Limited in the British Virgin Islands (“PSI”) in May 2007. On September 26, 2007, Chuming entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of three operating subsidiaries (collectively known as “Chuming Operating Subsidiaries”) to Chuming. On October 23, 2007, Chuming completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd.’s 68% interest in Chuming to PSI, and upon this transfer, Chuming became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

The following is a description of the Chuming Operating Subsidiaries: -

A. Dalian Chuming Slaughter and Packaging Pork Company Ltd., whose primary business activity is acquiring, slaughtering, and packaging of pork and cattle;

B. Dalian Chuming Processed Foods Company Ltd., whose primary business activity is the processing of raw and cooked meat products; and

C. Dalian Chuming Sales Company Ltd., which is responsible for Chuming’s sales, marketing, and distribution operations.

Share Exchange Transaction

On December 31, 2007, the Company acquired all of the outstanding shares of PSI in exchange for the issuance of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of the then-issued and outstanding common stock of the Company (excluding the shares issued in the Financing). As a result of this transaction, PSI became our wholly owned subsidiary, and we acquired the business and operations of the three operating subsidiaries.

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
For the three-month periods ended March 31, 2008 and 2007

(B)	Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly owned subsidiaries.

The Company has owned the three operating subsidiaries since its inception. The Company also owns two intermediary holdings companies. As of March 31, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

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

The consolidation of these operating subsidiaries into a newly formed holding company (i.e. the Company) is permitted by United States GAAP: ARB51 paragraph 22 and 23.

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
For the three-month periods ended March 31, 2008 and 2007

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

Inventory, consisting of raw materials in the form of livestock, work in progress, and finished products, is stated at the lower of cost or market value. Finished products are comprised of direct materials, direct labor and an appropriate proportion of overhead. Periodic evaluation is made by management to identify if inventory needs to be written down because of damage or spoilage. Cost is computed using the weighted average method.

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
For the three-month periods ended March 31, 2008 and 2007

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

Construction in progress represents the direct costs of design, acquisition, and construction of buildings, building improvements, and land improvements. These costs are capitalized in the Construction-in-Progress account until substantially all activities necessary to prepare the assets for their intended use are completed. At such point, the Construction-in-Progress account is closed, and the capitalized costs are transferred to their appropriate asset classification. No depreciation is provided until the assets are completed and ready for their intended use.

(J)	Accounting for Impairment of Assets

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

(K)	Customer Deposits

Customer deposits represents money the Company has received in advance for purchases of pork and pork products. The Company considers customer deposits as a liability until products have been shipped and revenue is earned.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

(L)	Statutory Reserve

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

(M)	Other Comprehensive Income

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

(N)	Recognition of Revenue

Revenue from the sale of pork products, etc., is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and title has passed.

(O)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, and inspection and warehousing costs.

(P)	Selling Expense

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.

(Q)	General & Administrative

General and administrative costs include executive compensation, quality control, and general overhead such as the finance department, administrative staff, and depreciation and amortization expense.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

(R)	Shipping and handling

All shipping and handling are expensed as incurred and included as a component of cost of sales.

(S)	Advertising Expense

Costs related to advertising and promotion expenditures are expensed as incurred during the year. Advertising costs are charged to selling expense.

(T)	Retirement Benefits

Retirement benefits in the form of contributions under defined contribution retirement plans to the relevant authorities are charged to the statement of operations as incurred.

(U)	Income Taxes

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

(V)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

(W)	Foreign Currency Translation

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	Quarter Ending 3/31/2008	Year Ending 12/31/2007	Quarter Ending 3/31/2007
RMB : US$ exchange rate (at period ending)	7.0222	7.3141	7.7409
Average RMB : US$ exchange rate	7.1757	7.6172	7.8753

RMB is not freely convertible into foreign currency, and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(X)	Earnings Per Share

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

(Y) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes there will be no material impact on its financial statements upon adoption of this standard.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

3.	Restricted Cash

The restricted cash reflects funds received from the financing transaction described in Note 18 that is held in an escrow with US Bank in the United States. These funds are restricted until the Company has fulfilled the following criteria: (1) the hiring of a Chief Financial Officer that meets the approval of the investors, at which point the Company will release $1.5 million from restriction, and which criterion must be satisfied within 90 days of the closing of the financing transaction, (2) the Company appoints a Board of Directors that has majority of independent members, at which point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction. There is $250,000 in the escrow account that has already been earmarked for investor relations purposes.

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	3/31/2008	12/31/2007
Accounts Receivable – Trade	$3,092,407	$707,156
Less: Allowance for Doubtful Accounts	(88,244)	(84,723)
Net Accounts Receivable	$3,004,163	$622,433

Allowance for Bad Debts	3/31/2008	12/31/2007
Beginning Balance	$84,723	$79,267
Allowance Provided	3,521	5,456
Charged Against Allowance		-
Ending Balance	$88,244	$84,723

5.	Inventory

	3/31/2008	12/31/2007
Raw Materials	$1,591,950	$1,039,440
Work in Progress	839,117	547,889
Finished Goods	2,034,946	1,328,688
	$4,466,012	$2,916,016

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

6.	Related Party Receivable

In the normal course of business, the Company conducts transactions with the following related parties: Dalian Chuming Group Co., Ltd (“Group) and the Group subsidiaries that are not consolidated into Energroup Holdings or Energroup’s subsidiary, Dalian Chuming Precious Sheen Investments Consulting Co. Ltd. (Chuming): (1) Dalian Chuming Industrial Development Co., Ltd., (2) Dalian Chuming Trading Co., Ltd, (3) Dalian Mingxing Livestock Product Co. Ltd., (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (5) Dalian Chuming Fodder Co., Ltd., and (6) Dalian Chuming Biological Technology Co., Ltd., and (7) Dalian Huayu Seafood Food Co., Ltd. The Company and the aforementioned related parties share common ownership. All related party transactions are consummated between Chuming and through the Group. All transactions with related parties were performed at arm’s length.

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, set off the balances in order to arrive at a single balance that is either due from, or due to the Group.

At March 31, the Company had both a balance of $61,863,588 receivable from the Group and a balance of $46,356,821 payable to the Group. Accordingly, the Comany setoff the two balances which resulted in a net balance of $15,506,766 receivable.

Related party transactions at March 31, 2008 consist of the following:

3/31/2008
Related Party Receivable	$61,863,588
Related Party Payable	(46,356,821)
Related Party Receivable, net	$15,506,766

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

7.	Property, Plant & Equipment

March 31, 2008		Accumulated
	Cost	Depreciation	Net
Land Improvements	$516,717	$93,066	$423,651
Building Improvements	80,873	17,938	62,935
Buildings	20,352,594	2,750,551	17,602,044
Manufacturing Equipment	9,540,457	2,316,345	7,224,111
Office Equipment	128,502	68,409	60,092
Vehicles	686,293	364,338	321,955
Furniture & Fixture	51,774	21,573	30,201
	$31,357,209	$5,632,220	$25,724,989

December 31, 2007		Accumulated
	Cost	Depreciation	Net
Land Improvements	$491,071	$82,031	$409,040
Building Improvements	76,859	15,811	61,048
Buildings	19,342,461	2,424,415	16,918,046
Manufacturing Equipment	9,066,948	2,041,694	7,025,254
Office Equipment	122,124	60,298	61,826
Vehicles	652,231	321,138	331,093
Furniture & Fixture	49,204	19,015	30,189
	$29,800,898	$4,964,402	$24,836,496

8.	Land Use Right

The Company had the following intangible assets outstanding at March 31, 2008 and December 31, 2007:

	3/31/2008	12/31/2007

Land Use Rights, at Cost	$13,762,873	$13,501,580
less: Accumulated Amortization	(436,711)	(645,600)
	$13,326,162	$12,855,980

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

9.	Bank Loans

(A)	Short Term Bank Loans

At March 31, 2008 the Company had the following short term loans outstanding:
Bank	Interest Rate	Due Date	Amount
Bank of China	8.217%	12/11/2008	$2,919,313
Bank of China	8.217%	11/27/2008	$4,272,165
Bank of China	8.019%	1/18/2009	$1,993,677
Shanghai Pudong Development Bank	7.182%	7/23/2008	$5,696,220
			$14,881,376

The loans provided by the Bank of China and the Shanghai Pudong Development Bank have been secured by the Company’s land use rights and guaranteed by the Dalian Chuming Group Co., Ltd.

(B)	Bank Loan through Group

The Company obtained a loan of $20,466,901 (RMB 160,000,000) from Dalian Chuming Group Co., Ltd, which in turn obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan. Dalian Chuming Group Co., Ltd. (“Group”) collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”). The bond guarantees to the Banks the entire principal and accrued interest of the loan. The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by the Company. The loan carries a fixed interest of 5.76% per annum. The Company pledged both land use rights and buildings to the Bond Issuer. The Company pursued a loan from Dalian Chuming Group Co., Ltd as the financing solution of choice because the Company’s tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, the Company lacked the favorable credit history to directly establish credit facility with the bank.

At December 31, 2007, the debt had been repaid in its entirety to Dalian Chuming Group Co. Ltd. The Company repaid the balance by extinguishing receivables owed by the Group to the Company. The Company repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 18. The balances are now owed by Dalian Chuming Group Co. Ltd to the Banks, and liability for paying the bonding insurance annually lies with the Group. The pledged collateral of land use rights and buildings made to the Bond Issuer still underly the loan currently owed by the Group, and as such, the Company’s assets, namely the buildings and land use rights, are at risk if the Group were to default on this loan.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

10.	Capitalization

As a result of the reverse take-over on December 31, 2007 including an exchange of shares and issuance of common stock to private investors pursuant to the equity financing plan, the total capitalization as of March 31, 2008 is shown in the following table.

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$2,396,079	69.50%
PRE-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,863	13,043,964	18.28%
	21,136,392	$21,136	$15,440,043	100.00%

11	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC. The Company had future unfunded commitments, as provided below.

	3/31/2008	12/31/2007

PRC Registered Capital	$3,643,866	$3,642,866

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	1,821,433	1,821,433

Less: - Retained Earnings
appropriated to
Statutory Reserve	1,692,660	751,444

Reserve Commitment
Outstanding	$128,773	$1,069,989

12.	Advertising Costs

Advertising expenses were $542,233 and $50,313 for the three months ended March 31, 2008 and 2007, respectively.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

Meat Company has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for the three months ended March 31, 2008 and 2007.

Food Company has provided provisions for income taxes for the three months ended March 31, 2008 and 2007 of $166,344 and $0, respectively.

Sales Company has not provided provisions for income taxes for the three months ended March 31, 2008 and 2007.

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	March 31, 2008	Tax expense	$166,344
ii.	March 31, 2007	Tax expense	$0

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company. Accordingly, the Company has not made any provisions for U.S. income tax liability.

On March 16, 2007, the PRC government passed new tax legislation that repealed preferential tax treatment for foreign investment enterprises in the PRC and enacted new tax regulations. Under such regulations, with certain exceptions, both domestic and foreign enterprises will be taxed at a standard enterprise income tax rate of 25%. The Company’s two operating subsidiaries, Food Company and Sales Company, are subject to the 25% income tax rate beginning January 1, 2008. Based on current PRC legislation, Meat Company should be expected to continue benefiting from a tax holiday.

14.	Commitments

It is Company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. The Company did not have any capital commitments existing at March 31, 2008.

There were no severance packages to any key management personnel that have resigned their positions. The Company has the right to terminate employment at any time.

On December 19, 2007, the Company entered into a hog procurement agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company. At March 31, 2008, the Company expects to purchase minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2008	630,000	$162.81	$102,572,116
2009	800,000	$187.13	$149,704,306
2010	800,000	$205.84	$164,674,737
			$416,951,159

The Company projects that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

15.	Operating Segments

The Company individually tracks the performance of its three operating subsidiaries, Meat Company, Food Company, Sales Company, and the ultimately holding parent company. Meat Company is primarily engaged in the slaughter and processing of pork livestock for wholesale and retail distribution. Food Company is primarily engaged in the production of pork-based food products, such as sausages and cured meats, for retail distribution. Sales Company is primarily engaged in the sale and distribution of products produced by Food Co. and Meat Co.

Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at, and for the three months ended March 31, 2008. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

	Meat Company	Food Company	Sales Company	Chuming WOFE, PSI & Eliminations	Total
Sales	$41,207,696	$4,744,501	$8,259,335	($10,704,434)	$43,507,098
Cost of Sales	(35,775,600)	(3,311,045)	(8,092,214)	10,704,434	(36,474,424)
Gross Profit	5,432,096	1,433,456	167,121	-	7,032,674

Operating expense	(1,239,863)	(588,696)	(434,210)	(55,481)	(2,318,250)

Operating (Loss)/Profit	4,192,233	844,760	(267,089)	(55,481)	4,714,424

Other Income (Expenses)	(112,149)	(179,382)	(17,845)	2,515	(306,862)

Earnings before Tax	4,080,084	665,378	(284,934)	(52,966)	4,407,562

Tax	-	(166,345)	-	-	(166,345)

Net Income	$4,080,084	$499,033	($284,934)	($52,966)	$4,241,217

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$1,330,545
Meat Company	Sales Company	$6,663,303
Meat Company	Food Company	$2,710,586
		$10,704,434

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

	Meat Company	Food Company	Sales Company	Chuming WOFE, PSI, & Eliminations	Total
Current Assets	$44,418,357	$25,858,080	$33,619,195	$(61,328,561)	$42,567,071

Non Current Assets	23,094,927	16,824,494	160,622	-	40,080,043
Total Assets	$67,513,284	$42,682,574	$33,779,817	$(61,328,561)	$82,647,114

Current Liabilities	27,144,022	37,812,880	34,965,778	(74,136,888)	25,785,792

Total Liabilities	$27,144,022	$37,812,880	$34,965,778	$(74,136,888)	$25,785,792

Net Assets	40,369,262	4,869,694	(1,185,961)	12,808,327	56,861,322

Total Liabilities & Net Assets	$67,513,284	$42,682,574	$33,779,817	$(61,328,561)	$82,647,114

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
For the three-month periods ended March 31, 2008 and 2007

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	Three Months Ended
	3/31/2008	3/31/2007

Net Income	$4,241,217	$3,009,384

Original Shares	13,409,120	13,409,120
Addition to Common Stock from Offering on December 31, 2007	3,863,636	-
Basic Weighted Average Shares Outstanding	17,272,756	13,409,120

Addition to Common Stock if Contingent Shares Held in Escrow Were Released	3,863,636	3,863,636
Addition to Common Stock if Warrants Were Exercised	46,364	-
Diluted Weighted Average Shares Outstanding	21,182,756	17,272,756

Earnings Per Share
Basic	$0.25	$0.22
Diluted	$0.20	$0.17

Weighted Average Shares Outstanding
Basic	17,272,756	13,409,120
Diluted	21,182,756	17,272,756

17	Concentration of Risk

(A)	Demand Risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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
For the three-month periods ended March 31, 2008 and 2007

18.	Financing Transaction

On December 31, 2007, the Company, a Nevada corporation (“Energroup” or the “Company”), acquired Precious Sheen Investments Ltd. (“PSI”) in a reverse take-over transaction, by executing a Share Exchange Agreement (“Exchange Agreement”) by and among Energroup, PSI, and all of the shareholders of PSI’s issued and outstanding share capital (the “PSI Shareholders”). PSI owned 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“Chuming WFOE”). Chuming is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”).

As a result of the reverse take-over transaction, PSI’s Shareholders became Energroup’s controlling shareholders and PSI became Energroup’s wholly owned subsidiary. As a result of PSI becoming Energroup’s wholly owned subsidiary, Energroup acquired the business and operations of Chuming and the Chuming Operating Subsidiaries.

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
For the three-month periods ended March 31, 2008 and 2007

At December 31, 2007, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,635
iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,755

Concurrent with the Company’s financing transaction, the Company agreed to register for resale the common shares that were sold under the securities purchase agreement. Pursuant to filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission, the Company entered into a Registration Rights Agreement with the Investors. The agreement calls for liquidated damages to be paid by the Company, if in the event the registration statement is not declared effective within 135 days of the closing of the financing transaction. The liquidated damages will be 1% of the total financing amount in cash per month for each month after the 135 period. The agreement states a maximum penalty of $1.70 million or 10% of the financing amount. At December 31, 2007, the Company accounted for the liability under the registration rights agreement in accordance with FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements. Under such accounting treatment, the liquidated damages are accounted for as a reduction of the proceeds. In asserting the most conservative position, the Company has accrued the maximum liability of $1.7 million and is carrying that balance in the accrued liabilities account. In the event that the registration becomes effective in a timeframe that is earlier than February 15, 2009, the portion that is not legally owed, or in the event that investors waive any liquidating damages, the accrual will be reversed and the funds will be added to the Company’s additional paid in capital.

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him,. These shares are to be released back to him if the Company meets the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively. In the event that the Company does not meet the aforementioned financial targets, the escrowed shares will be released, on a pro-rata basis, to the investors in the financing transaction. In accordance with SFAS 128, Earnings per Share, for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they are not included in the weighted average basic shares outstanding but are included in the weighted average diluted shares outstanding. Please refer to Note 16.

In accordance with Topic 5:T of the Staff Accounting Bulletins (SAB 79), the Company expects to record a compensatory expense for the shares upon their release from escrow. Whether the shares are released to the accredited investors or released to Mr. Shi the Company will record an expense with a corresponding credit to the Company’s contributed paid in capital.

19.          Purchase Deposits

The Company has paid purchase deposits to ensure adequate supply of hogs for processing and production of pork products. These deposits will be credited against purchase invoices upon delivery of inventory. The majority of the purchase deposits is attributable to payments made to Dalian Chuming Group Co., Ltd., which is the primary supplier of hogs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by Registrant from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Registrant’s management as well as estimates and assumptions made by Registrant’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Registrant or Registrant’s management identify forward-looking statements. Such statements reflect the current view of Registrant with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to Registrant’s industry, Registrant’s operations and results of operations, and any businesses that Registrant may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Registrant believes that the expectations reflected in the forward-looking statements are reasonable, Registrant cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Registrant does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Energroup” or the “Registrant” refer to Energroup Holdings Corporation, a Nevada corporation.

OVERVIEW

We are a meat processing company specializing in pork and pork products. We have a unique wholesale and retail distribution model and sell directly to over 7,600 retail outlets, including supermarkets and hypermarkets, across Northeast China.

Dalian Precious Sheen Investments Consulting Co., Ltd., or Chuming WFOE, is our holding company established in the People’s Republic of China (the “PRC” or “China”) for our three PRC operating subsidiaries, collectively referred to elsewhere in this report as the “Chuming Operating Subsidiaries”:

1.
Dalian Chuming Slaughter and Packaging Pork Company Ltd. (also referred to in this report as “Meat Company”), whose primary business activity is acquiring, slaughtering and packaging of pork and cattle;

2.	Dalian Chuming Processed Foods Company Ltd. (also referred to in this report as “Food Company”), whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd. (also referred to in this report as “Sales Company”), which is responsible for our sales, marketing and distribution operations.

The Chuming Operating Subsidiaries are spin-off constituents of a former parent company, Dalian Chuming Group Co., Ltd., or the “Group.” Our primary business activities is the production and packing of fresh pork and production of processed meat products for distribution and sale to clients throughout the PRC.  Chuming WFOE was incorporated in China as wholly foreign owned enterprise on in December 2007. Chuming WFOE’s parent company is Precious Sheen Investments Limited (“PSI”), a holding company established in the British Virgin Islands in May 2007. We are headquartered in the City of Dalian, Liaoning Province of China.

Recent Events in 2007 – Reverse Acquisition and Financing Transaction

On December 31, 2007, Energroup acquired all of the outstanding shares of PSI in exchange for the issuance by Energroup of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of the then-issued and outstanding common stock of Energroup (excluding the shares issued in a concurrent financing transaction). As a result of this share exchange transaction, PSI became Energroup’s wholly owned subsidiary, and Energroup acquired the business and operations of Chuming WFOE.

Concurrently with the closing of the share exchange transaction, on December 31, 2007, we raised $17,000,000 in a private placement by issuing 3,863,635 shares of our common stock to fifteen accredited investors at $4.40 per share.

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

Principles of Consolidation

The consolidated financial statements, which include the Company and its subsidiaries, are compiled in accordance with generally accepted accounting principles in the United States of America. All significant inter-company accounts and transactions have been eliminated. The consolidated financial statements include 100% of assets, liabilities, and net income or loss of those wholly owned subsidiaries.

Our three operating subsidiaries, the Meat Company, Food Company and Sales Company, were incorporated and have been in existence since December 2004. The Company also owns two intermediary holding companies. As of December 31, 2006, the detailed identities of the consolidating subsidiaries are as follows:

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

The consolidation of these operating subsidiaries into a newly formed holding company (i.e. the Company) is permitted by United States GAAP: ARB51 paragraph 22 and 23.

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

Accounts Receivable

We extend unsecured, non interest bearing credit to our customers; accordingly, we carry an allowance for doubtful accounts, which is an estimate, made by management. Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances. Management must approve credit extended to new customers who have met the criteria of our credit policy. It is typically the case that new customers must make payments in advance before we sell our products to them. For our premier customers such as supermarkets, we do typically extend 30-45 days of terms to them.

In order for us to minimize bad debt, we exercise control over both the length of the receivables, and the quantity of products shipped to our customers to whom we have extended credit, such as those who pay on a monthly basis. In exercising control over order quantities, on a product by product basis, we set maximum limits that will be shipped to those customers. If in the event, the customer is near their maximum and has an outstanding balance, we will request payment even if it is outside of the normal payment cycles of our customers.

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

We observe and evaluate the value of inventory on a product by product basis. For our fresh meat products which are typically sold as carcasses (hogs sliced in half), we typically carry zero inventory as these products are sold immediately. We use a just in time model for fresh meat products. Our customers require fresh meat so we do not carry any excess inventory beyond the hogs that we slaughter each day. Current market conditions have also influenced our inventory across the board. For our products that we require additional processing such as hams and sausages we typically, carry two days’ worth of inventory. For meat that has been separated into smaller packaged portion, we typically carry one weeks’ worth of inventory. The PRC is currently facing a pork shortage, so as a result, presently we are able to sell all the fresh pork that we slaughter. Accordingly, we have not been required to write down inventory for spoilage. Also, if the hogs do not meet our requirements for quality they are disposed of, and charged off immediately to our cost of sales, and they will not enter our inventory.

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

Land Use Rights

We believe our estimation of useful life of our fixed assets has significant bearing on our cost of sales. The related depreciation is a factor of cost that cannot be ignored in assessing our profits. We believe we have used a conservative approach to assessing their useful lives. In our determination of useful life and depreciation methodology we coincidentally adhere to PRC GAAP standards in addition to U.S. GAAP. PRC GAAP standards provide a valuable and reasonable basis for determining useful life because the PRC government documents and records all forms of manufacturing equipment and provides guidance on what is considerable acceptable in terms of depreciation expense. We do also believe based on the quality and nature of the maintenance we regularly perform on our equipment, it is possible that our equipment could significantly outlive their stated estimated useful lives.

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

In connection with our reverse acquisition completed on December 31, 2007, a total of 3,863,636 shares of our common stock held by a trust, the beneficiaries of which include our CEO Mr. Shi Huashan and his family, were deposited into a make good escrow account. See “Strategic Financing” beginning on page 4. We accounted for this deposit of escrow shares as “contingent shares,” and accordingly reduced the number of shares deemed outstanding for accounting purposes from 21,136,392 to 17,272,756 . Accordingly, our “basic” weighted average shares outstanding is 17,272,756 and our “diluted” weighted average shares outstanding after giving effect for potential dilution from warrants outstanding is 21,182,756. If and when the make good escrow shares are released to their original owners or to investors, our “basic” weighted average shares outstanding will be increased accordingly. The effect of this accounting treatment of the make good escrow shares, is that our reported basic net income per share will be higher than our diluted net income per share, during the period in which the make-good shares are held in escrow.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2008 and March 31, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ending		Quarter Ending
	March 31,	% of	March 31,	% of
	2008	Sales	2007	Sales
Sales	$43,507,098	100.00%	$23,187,994	100.00%
Cost of Sales	(36,474,424)	83.84%	(19,025,632)	82.05%
Gross Profit	7,032,674	16.16%	4,162,362	17.95%
Selling Expenses	1,825,277	4.20%	229,419	0.99%
General & Administrative Expenses	492,973	1.13%	305,136	1.32%
Total Operating Expense	2,318,250	5.33%	534,555	2.31%
Operating Income / (Loss)	4,714,423	10.84%	3,627,807	15.65%
Other Income (Expense)	(306,465)	0.70%	(618,423)	2.67%
Earnings Before Tax	4,407,562	10.13%	3,009,384	12.98%
(Income Tax Expense) / Deferred Tax Benefit	(166,345)	0.38%	-	0.72%
Net Income	$4,241,217	9.75%	$3,009,384	12.98%
Earnings Per Share
Basic	0.25		0.22
Diluted	0.20		0.17
Weighted Average Shares Outstanding
Basic	17,272,756		13,409,120
Diluted	21,182,756		17,272,756

 Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended March 31, 2008, we had sales of $43,507,098 as compared to sales of $23,187,994 for the quarter ended March 31, 2007, an increase of approximately 88%. Our sales for our various product categories in the first quarter of 2008 are summarized as follows:

Sales by product category, in dollars:	First Quarter 2008 (amount)	% of Total Sales	First Quarter 2007	% of Total Sales	% of increase from 2007 to 2008
Fresh Pork	$36,384,986	83.63%	$17,653,019	76.13%	106.11%
Frozen Pork	2,358,085	5.42%	1,595,334	6.88%	47.81%
Processed Food Products	4,764,027	10.95%	3,939,640	16.99%	20.92%

Total Sales	$43,507,098	100%	$23,187,994	100%	87.63%

Sales by product category, by weight of product (metric tons):	First Quarter 2008 (Weight in tons)	% of Total Sales	First Quarter 2007 (Weight in tons)	% of Total Sales	% of change from 2007 to 2008
Fresh Pork	13,997	79.92%	10,306	73.75%	35.81%
Frozen Pork	1,086	6.20%	878	6.28%	23.69%
Processed Food Products	2,430	13.88%	2,791	19.97%	-12.93%

Total Sales	17,513	100%	$13,975	100%	25.32%

In the first quarter of 2008, we raised our average per-kilogram sale prices to our customers, as we did during 2007, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, in the first quarter of 2008 our sales volume of fresh pork and frozen pork (by weight) increased, with the fresh pork category experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of frozen pork, both by weight and by sales revenue, in the first quarter of 2008 as compared with the same period in the prior year. For processed food products, our sales by weight decreased by 12.93%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 20.92%. Management attributes the increases in sales revenue in all our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending March 31, 2008, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	First Quarter of 2008	First Quarter of 2007	% change	Change in Price
Fresh Pork	$2.59	$1.68	54%	$0.91
Frozen Pork	$2.17	$1.82	19%	$0.35
Processed Food Products	$1.96	$1.41	39%	$0.55

In the first quarter of 2008, we raised our prices for fresh pork significantly, while we made more modest increases in the prices of our processed food products and frozen pork. We raised our prices for frozen pork by only 19% because we use grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products.

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded franchise stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of March 31,	Franchise Stores	Supermarkets	Restaurants and Canteens
2007	436	93	2,482
2008	635	122	3,191

As shown in the table above, as of March 31, 2008, as compared to March 31, 2007, we significantly increased the number of participants in all three of these sales channels. The increase in the number of these participants has resulted in increased sales.

The following table shows the total increase in our sales, from the first quarter of 2008 as compared to the first quarter of 2007, by product category and by sales channel.

	Increase in Sales from First Quarter of 2007 to First Quarter of 2008
	By Product Group and Sales Channel ($)
	Franchise Operators	Sales Agents	Super Markets	Restaurants and Canteens	Total Increase ($)
Fresh Pork	5,449,458	4,791,484	7,939,765	562,512	18,743,219
Frozen Pork	n/a1	70,271	n/a1	687,895	758,166
Processed Food Products	63,020	368,571	185,508	200,619	817,718

Total Increase in Sales	5,512,478	5,230,326	8,125,273	1,451,026	20,319,103

1 In the periods presented, we did not sell frozen pork through franchise operators and supermarkets.

In the first quarter of 2008, as compared to the same quarter in 2007, we achieved significantly higher sales revenue from the sale of fresh pork, which was a result of higher sales volume of this product category by weight, combined with increases in our per-kilogram prices to our customers. Management believes this is due to continued strong consumer demand for fresh pork.

In the first quarter of 2008, as compared to the same quarter in 2007, the majority of our increase in sales came through supermarkets, sales agent and franchise operators, respectively. The $8.1 million sales increase through supermarkets is due to the company's efforts in expanding the sales channel of supermarkets, which provides the Company with the largest profit margins, combined with increases in our per-kilogram prices of fresh pork.

Overall, management believes that our increase in sales, despite higher consumer prices, resulted from increased consumer demand, the expansion of our sales channels and sales network, and increased consumer awareness of our brand and availability of our products.

Cost of Sales. Cost of sales for the first quarter of 2008 increased by $17,448,792 or approximately 91.71%, from $19,025,632 for the three months ended March 31, 2007 to $36,474,424 for the three months ended March 31, 2008. The increase was attributable to the increase in sales for the first quarter of 2008 as compared to the same period in the prior year. Our cost of sales for our various product categories in the first quarter of 2008 is summarized as follows:

	First Quarter	% of Overall Cost of	First Quarter	% of Overall Cost of	% of increase from
Cost of Sales:	2008	Sales	2007	Sales	2007 to 2008
Fresh Pork	$31,371,652	86.01%	$15,079,715	79.26%	108.03%
Frozen Pork	1,794,542	4.92%	1,253,789	6.59%	43.13%
Processed Food Products	3,308,230	9.07%	2,692,127	14.15%	22.89%

Total Cost of Sales	$36,474,424	100%	$19,025,632	100%	91.71%

Beginning in the second quarter of 2007, and throughout 2007 and continuing into the first quarter of 2008, we experienced a sharp increase in the cost of live pigs. Management estimates that the average cost of live pigs increased by approximately 98.7% between March 31, 2007 and March 31, 2008, which was the most significant factor causing an increase in our cost of sales. Secondly, we experienced continued modest price increases in electricity, water and coal, all of which we use in our production process. Thirdly, wages increased in the first quarter of 2008 by an estimated 40% as compared to the same period in 2007. Lastly, we experienced slight increases in transportation and delivery costs in the first quarter of 2008. Management estimates that we were able to recoup approximately 90% of these cost increases through increased consumer prices for our products. In pricing our products, management believed that attempting to offset all of the cost increases through higher prices to the consumer would not have been in the best interest of the Company. Management believes that productivity remained steady, with no significant changes in the first quarter of 2008 versus the same period in 2007.

The following table shows the estimated average per-kilogram price we paid for live pigs in 2006 and 2007:

	Average Unit Price Per Kilogram in 2007 (in $US)	Average Unit Price Per Kilogram in 2006 (in $US)	Price Increase (in $US)	% Increase
First Quarter	1.0579	0.9165	0.1414	15.43%
Second Quarter	1.3535	0.8367	0.5168	61.77%
Third Quarter	1.8104	0.8989	0.9115	101.40%
Fourth Quarter	1.8656	0.9288	0.9368	100.86%

Average for Year	1.5219	0.8952	0.6267	70.01%

The most rapid increase in live pig prices occurred in the first half of 2007, for the highest grades of live pigs. Management believes that while higher live pig prices may persist, management does not expect further rapid escalation in live pig prices of the scale seen in 2007. Management currently projects a 10% per year increase in the average price per kilogram for live pigs during the next several years.

The following table shows our cost of sales in the first quarter of 2008 as compared with the same period in 2007, and also indicates cost of sales by product group, as a percentage of sales within each product group.

	First Quarter	% of Product	First Quarter	% of Product
Cost of Sales:	of 2008	Group Sales	of 2007	Group Sales
Fresh Pork	$31,371,652	86.22%	$15,079,715	85.42%
Frozen Pork	1,794,542	76.10%	1,253,789	78.59%
Processed Food Products	3,308,230	69.44%	2,692,127	68.33%
Total Sales	$36,474,424	83.84%	$19,025,632	82.05%

Our cost of sales as a percentage of sales of fresh pork increased slightly in the first quarter of 2008, as compared to the same period in 2007, primarily because of the increase in the cost of inputs, which were not completely offset by higher prices to our customers. The cost of sales as a percentage of sales of frozen pork fell slightly, however, which was due to the use of grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products. Most of the cost increase in live pigs occurred in the grade-1 and grade-2 categories.

Gross Profit. Gross profit was $7,032,674 for the three months ended March 31, 2008 as compared to $4,162,362 for the same period in 2007, representing an increase of $2,870,312, or approximately 69%. Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products. In addition, we were able to achieve price increases for our products sold to our consumers in order to largely mitigate the impact of higher commodity and input prices that we had to pay in the first quarter of 2008. Our gross profit as a percentage of sales was 16.16% in the first quarter of 2008 as compared to 17.95% for the same period in 2007. The slight decrease in gross profit as a percentage of sales was attributable to these commodity and input price increases, not all of which we passed on to our customers in the form of higher product prices.

The following table presents our gross profit for the three months ended March 31, 2008 and 2007. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Gross Profit	First Quarter of 2008	% of Product Group Sales	First Quarter of 2007	% of Product Group Sales	% of increase from First Quarter of 2007 to First Quarter of 2008
Fresh Pork	$5,036,292	13.84%	$2,582,018	14.63%	95.05%
Frozen Pork	556,052	23.58%	339,350	21.27%	63.86%
Processed Food Products	1,440,330	30.23%	1,240,994	31.50%	16.06%
Total Sales	$7,032,674	16.16%	$4,162,362	17.95%	68.96%

As shown in the table above, the fresh pork as a product category delivered the highest increase in gross profit from the first quarter of 2008 as compared with the same period in 2007. However, in both periods, our processed food product category yielded the highest gross profit as a percentage of sales within the product category. Management attributes this to the use of grade-3 and grade-4 pigs and unsold portions of grade-1 and grade-2 pigs in producing our processed food products. Grade-3 and grade-4 pigs are generally lower in price than grade-1 and grade-2 pigs. Because of our superior processing and storage techniques and the strength of our brand-name, however, we are able to sell our processed food products at prices comparable to other processed products that use higher quality pork.

Selling Expenses. Selling expenses totaled $1,825,277 for the three months ended March 31, 2008, as compared to $229,419 for the same period in 2007, an increase of $1,595,858 or 696%. This increase is due to two major reasons. Firstl, in the first quarter of 2008, we expanded our advertising and marketing expenditures from approximately $54,000 in the first quarter of 2007 to approximately $1,410,000 for the same period of 2008 in our efforts to increase brand awareness and encourage sales. These activities included television commercials, radio, magazine and newspaper advertisements, and exhibitions. In the first quarter of 2008, we spent approximately $209,000 on newspaper advertisements; approximately $167,000 on radio advertisements; approximately $293,000 on television commercials advertisements; approximately $140,000 on mobile television commercials; approximately $223,000 on exhibitions and outdoor signs; approximately $195,000 on printing promotion materials; and approximately $167,000 on image design services and other related expenses. Secondly, in the first quarter of 2008, our vehicle-related expenses increased by approximately $46,000. This was due to the expansion of the size of our operations and recent increases in fuel prices.

General and Administrative Expenses. General and administrative expenses totaled $492,973 for the three months ended March 31, 2008 as compared to $305,136 for the same period in 2007, an increase of $187,837 or 62%. This increase is primarily attributable to the increased salary expense. We continued to hire new staff to meet the needs of our expending operations. Also, consistent with the recent escalation in the rate of inflation in China, the salaries and cost of benefits for our staff were increased overall by approximately 40% in the first quarter of 2008 as compared to the same period in 2007. These increases in salaries and benefits were made in order to maintain compensation levels that were sufficient to attract and retain qualified employees.

Other Income (Expense). Our other income (expense) consisted of interest income, other expenses, and interest expense. We had total other expenses of $306,861 for the three months ended March 31, 2008 as compared to $618,423 for the same period in 2007, a decrease of $311,562 or 50%. The decrease in other expenses in the first quarter of 2008 is primarily attributable to a decrease in interest expenses as we reduced our bank loan principal by repaying $10 million on December 25, 2007, and we did not receive the additional $18 million in new bank loans until January 26, 2008 resulting in no interest expenses from December 25, 2007 to January 25, 2008. Thus, although the interest expense we paid for the new loans were higher in the last two months of the first quarter of 2008, our total interest expense decreased.

Net Income. Our net income for the three months ended March 31, 2008 was $4,241,217 as compared to $3,009,384 for the same period in 2007, an increase of $1,231,833 or 41%. This increase in net income is attributable to the factors described above, but primarily from the increase in sales, and our efforts to manage our costs in order to achieve a gross profit margin of 16.16%, which is only slightly less than the gross profit margin achieved in the first quarter of 2007 of 17.95%. Gross profit margin decreased in the first quarter of 2008 as compared to the same period in 2007 primarily because of commodity and input price increases, not all of which we passed on to our customers in the form of higher product prices. Net income as a percentage of sales decreased from 12.98% in the first quarter of 2007 to 9.75% in the first quarter of 2008, and management attributes this to the same reasons for the decrease in gross profit margin, and also due to higher selling expenses as we increased our sales and marketing efforts in the first quarter of 2008 and had significantly more of such activities as compared to the first quarter of 2007. For instance, in our efforts to expand our market share, we increased our advertising expenditures by $1,356,000 or 2611% in the first quarter of 2008 as compared to the same period last year. In the first quarter of 2008, we increased our selling expenses by $1,595,858 as compared to the first quarter of 2007, or 696%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months Ended March 31, 2008

Net cash used in operating activities was $20,079,493 in the first quarter of 2008, while net cash flow sourced from operating activities was $5,448,403 in the same period in 2007. This is primarily attributable to several reasons as follows. First, in order to expand our sales, we began offering payment terms to accommodate our best customers - beginning in the first quarter of 2008, we offered extended payment terms to some of our quality long term clients with good credit (up to one month), where previously we required payment within 1-2 days of delivery of goods. This practice caused a decrease in, and some delay in collection of, our incoming cash. Second, in the first quarter of 2008, due to the persistent shortage of live pigs in the marketplace and in order to maintain a steady supply of live pigs, we decided to pay our suppliers, including the farmers and the Group, cash immediately upon delivery of live pigs to us. This practice caused an increase in our outgoing cash and a decrease our cash balances. Third, as an incentive to the live pig suppliers, in January 2008, we paid all remaining outstanding balances at the end of 2007 on accounts payable to our suppliers in cash. This practice increased our outgoing cash and decreased our cash balance. Because these adjustments in our approach to accounts receivable and accounts payable are “one-time” adjustments, management believes that the resulting effect on our cash position will be relatively short-lived, and it is estimated this may affect the first several quarters of 2008, but management does not expect the effect of these adjustments to recur after this adjustment period.

Net cash sourced from investing activities was $206,155 in the first quarter of 2008, compared to cash used in investing activities of $769,629 in the first quarter of 2007. This is related to our December 2007 private placement financing, pursuant to which $2,092,169 in funds from the private placement (out of the $4.25 million initially deposited into escrow) remained in escrow as restricted cash. The $1,497,124 increase in net cash used for plant and equipment purchases in the first quarter of 2008 is largely due to equipment purchases and remodeling expenses as we remodeled our slaughtering facilities in the first quarter of 2008 to meet expanding production needs.

Net cash sourced from financing activities was $9,198,281 in the first quarter of 2008 as compared to net cash used in financing activities of $1,286,776 in the first quarter of 2007. This is related to the $7.5 million in net proceeds from new bank loans that we received in the first quarter of 2008 from the Bank of China, Liaoning Branch and Shanghai Pudong Development Bank.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations, and cash flows.

The following tables summarize our contractual obligations as of March 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$14,881,376	$14,881,376	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$416,951,159	$102,572,116	$314,379,043	$-	$-
Total Contractual Obligations:	$431,832,535	$117,453,492	$314,379,043	$-	-

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2008, we had approximately $7,039,089 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales and inputs are transacted in Renminbi (“RMB”). As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $43,783 and $3,682,295 in the first quarter of 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars, but the functional currency of our operating subsidiaries is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this prospectus before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Our holding company in China, Chuming WFOE, and the companies that form its present subsidiaries were incorporated in 2004. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the meat industry in China. Some of these risks and uncertainties relate to our ability to:

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

Live pigs and raw pork are the principal raw materials used in our production. We procure approximately 60% of our live pigs from Group, and the remainder from various third party suppliers who are independent farmers. Our third party suppliers may not continue to be able to supply an adequate number of live pigs to satisfy our present and future production needs. The supply of pigs is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pig supply could materially disrupt our production and adversely affect our business. In addition to live pigs, we also use additives and packaging in our production, which we source from third party suppliers. Any interruptions to or decline in the amount or quality of our additives or packaging supply, could also disrupt our production or sales and adversely affect our business.

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

We note that Mr. Shi Huashan, who is our Chief Executive Officer, is also the Chief Executive Officer of Dalian Chuming Group Co., Ltd., our former parent company. See also, “Certain Relationships and Related Party Transactions” elsewhere in this report. Due to the non-exclusive roles of Mr. Shi as our CEO and the principal executive officer of Dalian Chuming Group Co., Ltd., with whom we conduct business from time to time, potential conflicts of interest may arise. In particular, situations might arise in which we transact business with Dalian Chuming Group Co., Ltd., and certain terms of agreements might be favorable to us, but conversely unfavorable to Dalian Chuming Group Co., Ltd., and vice versa. In order to effectively handle such conflict of interest scenarios, our management intends to submit all related party transactions to our independent board of directors, or appropriate committee of the board, for review and approval. If through these mechanisms we are not able to effectively handle such conflicts of interest to serve the Company’s best interest, our business could be harmed or adversely affected.

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

Our growth strategy may involve large transactions and present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating personnel and financial and other systems, increased expenses, including compensation expenses resulting from newly hired employees, assumption of unknown liabilities and potential disputes. We could also experience financial or other setbacks if any of our growth strategies incur problems of which we are not presently aware. We may require additional financing in the future.

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

We will incur increased costs as a public company which may affect our profitability.

As a public company, Chuming will incur significant legal, accounting and other expenses that it did not incur as a private company. We are now subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, on December 31, 2007, we increased compensation to our senior executive officers, allocated $250,000 of the proceeds from our recent financing to our investor and public relations program (and shortly thereafter hired an investor relations firm) and expect to increase our financial and accounting staff in order to meet the demands and requirements of being a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this prospectus.

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

Risks Related to Our Corporate Structure

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our business in the PRC through Chuming by means of certain ownership arrangements. If the PRC government determines that these ownership arrangements do not comply with applicable regulations, our business could be adversely affected and we could be subject to sanctions.

As a result of the share exchange transaction disclosed elsewhere in this report, we own 100% of the equity interest in Precious Sheen Investments Limited, a British Virgin Islands company (“PSI “). PSI owns 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the PRC (“Chuming”). Chuming is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”).

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through Chuming and the Chuming Operating Subsidiaries, each of which  holds the licenses and approvals necessary to operate our business in China.

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

Chuming is subject to restrictions on making payments to our parent company.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investment in Chuming and their operating subsidiaries in China. As a result of our holding company structure, we rely entirely on payments or dividends from Chuming for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these dividend arrangements, we may be unable to pay dividends on our shares of common stock.

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

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. However, we do not rule out the possibility of applying for listing on the Nasdaq Global Select Market, Nasdaq Global Market, Nasdaq Capital Market (the “Nasdaq Markets”), or other exchanges. Our common stock has historically been sporadically or “thinly traded” on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-adverse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately held company merges into a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders and their affiliated entities own approximately 69.5% of our outstanding ordinary shares, representing approximately 69.5% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;
•	conditions in agricultural markets;
•	changes in the economic performance or market valuations of other meat processing companies;
•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	addition or departure of key personnel;
•	fluctuations of exchange rates between RMB and the U.S. dollar;
•	intellectual property litigation; and
•	general economic or political conditions in China.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Energroup Holdings Corporation, PSI and PSI and Energroup Shareholders dated December 31, 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Great Lakes Funding, Inc. (Utah) (1)

3.2	Bylaws of Great Lakes Funding, Inc. (1)

3.3	Articles of Amendment to Articles of Incorporation of Great Lakes Funding, Inc. (Name Change) (1)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (Nevada) (2)

3.6	Bylaws of Energroup Holdings Corporation (2)

3.7	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Common Stock Purchase Warrant issued to Placement Agent (December 2007) (2)

10.11	Short-term Loan Agreement between Shanghai Pu Dong Development Bank Dalian Branch and Dalian Chuming Meat Co. * (English summary translation)

10.12	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Food Co. * (English summary translation)

10.13	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Meat Co. * (English summary translation)

10.14	Guarantee Agreement between Dalian Chuming Food Co. and Bank of China Liaoning Branch.* (English summary translation)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer.*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.*

*	Filed herewith.
(1)	Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.
(2)	Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.
(3)	Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: May 20, 2008	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2008	By:	/s/ Wang Shu
Wang Shu
Chief Financial Officer
(Principal Financial and Accounting Officer)