Form 10-Q
period 2008-06-30
ENERGROUP HOLDINGS CORP
filed 2008-09-02
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 0-28806

ENERGROUP HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0420774
(State of Incorporation)	(I.R.S. Employer Identification No.)

No. 9, Xin Yi Street, Ganjingzi District Dalian City, Liaoning Province, PRC 116039	N/A
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2008, the Registrant had 21,136,391 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Note
		June 30, 2008	December 31, 2007
ASSETS

Cash		$11,270,730	$14,031,851
Restricted Cash	3	2,230,667	4,250,000
Accounts Receivable	4	19,120,753	622,433
Other Receivable		3,953,573	1,068,939
Related Party Receivable		-	3,964,357
Inventory	5	5,110,172	2,916,016
Purchase Deposit		795,418	267,807
Prepaid Expenses		141,767	46,401
Prepaid Taxes		199,893	-
Deferred Tax Asset		653,354	613,844
Total current assets		43,476,326	27,781,648

Property, Plant & Equipment, net	6	25,934,159	24,836,496
Land Use Rights, net	7	13,539,743	12,855,980
Construction in Progress		1,016,693	927,866
Other Assets		92,928	32,619

TOTAL ASSETS		$84,059,848	$66,434,609

LIABILITIES

Bank Loans & Notes	8	6,402,980	7,383,095
Accounts Payable		5,142,723	3,779,274
Related Party Payable	9	1,835,881	-
Accrued Liabilities		3,500,487	3,347,013
Taxes Payable		2,018,967	1,491,876
Other Payable		3,208,336	1,471,381
Customer Deposits		1,694,300	24,161
Total current liabilities		23,803,675	17,496,800

TOTAL LIABILITIES		$23,803,675	$17,496,800

See Accompanying Notes to the Financial Statements

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Stated in US Dollars)

	Note	June 30, 2008	December 31, 2007
STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value 10,000,000 shares authorized; 0 shares issued & outstanding at June 30, 2008 and December 31, 2007, respectively.		-	-
Common Stock $0.001 par value 21,739,130 shares authorized; 21,136,392 shares issued & outstanding at June 30, 2008 and December 31, 2007, respectively.		$21,136	$21,136
Additional Paid in Capital	10	15,440,043	15,440,043
Statutory Reserve	11	1,729,863	751,444
Retained Earnings		38,642,002	29,764,236

Accumulated Other Comprehensive Income		4,423,129	2,960,951

TOTAL STOCKHOLDERS' EQUITY		60,256,173	48,937,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$84,059,848	$66,434,610

See Accompanying Notes to the Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Income
for the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	Note	3 months	3 months	6 months	6 months
		ended	ended	ended	ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales		$43,076,524	$31,370,321	$86,583,622	$54,558,315
Cost of Sales		36,600,428	26,510,666	73,074,852	45,536,298
Gross Profit		6,476,097	4,859,655	13,508,771	9,022,017

Selling Expenses	12	759,778	1,570,001	2,585,055	1,799,420
General & Administrative Expenses		653,187	382,377	1,146,161	687,513

Operating Income		5,063,132	2,907,277	9,777,555	6,535,084

Other Income		358,850	4,276	383,119	7,004
Interest Income		631,707	-	635,692	-
Other Expenses		(72,085)	(9,657)	(100,735)	(37,830)
Interest Expense		(300,613)	(117,663)	(607,078)	(710,641)

Earnings before Tax		5,680,991	2,784,233	10,088,553	5,793,617

Income Tax	13	66,023	-	232,368	-

Net Income		$5,614,968	$2,784,233	$9,856,185	$5,793,617

Earnings Per Share	16
Basic		$0.33	$0.21	$0.57	$0.43
Diluted		$0.27	$0.16	$0.47	$0.34

Weighted Average Shares Outstanding
Basic		17,272,756	13,409,120	17,272,756	13,409,120
Diluted		21,182,756	17,272,756	21,182,756	17,272,756

	Note	3 months	3 months	6 months	6 months
		ended	ended	ended	ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Comprehensive Income
Net Income		$5,614,968	$2,784,233	$9,856,185	$5,793,617
Other Comprehensive Income
Foreign Currency Translation Adjustment		(2,220,130)	16,252	1,462,155	247,509
Total Comprehensive Income		$3,394,838	$2,800,485	$11,318,340	$6,041,126

See Accompanying Notes to the Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
for the six months ended June 30, 2008 and the year ended December 31, 2007
(Stated in US Dollars)

			Common
			Stock			Accumulated
	Common Stock		Additional			Other
	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2007	17,272,756	17,273	2,396,079	751,444	18,112,089	896,679	22,173,563
Issuance of Common Stock & Warrants	3,863,636	3,863	13,043,964	-	-	-	13,047,828
Net Income	-	-	-	-	11,652,147	-	11,652,147
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	2,064,272	2,064,272
Balance, December 31, 2007	21,136,392	21,136	15,440,043	751,444	29,764,236	2,960,951	48,937,810

Balance, January 1, 2008	21,136,392	21,136	15,440,043	751,444	29,764,236	2,960,951	48,937,810
Issuance of Common Stock & Warrants	-	-	-	-	-	-	-
Net Income	-	-	-	-	9,856,185	-	9,856,185
Appropriations of Retained Earnings	-	-	-	978,419	(978,419)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,462,178	1,462,178
Balance, June 30, 2008	21,136,392	21,136	15,440,043	1,729,863	38,642,002	4,423,129	60,256,173

See Accompanying Notes to the Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
for the three and six months ended June 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash Flow from Operating Activities
Net Income	$5,614,968	$2,784,233	$9,856,185	$5,793,617
Amortization	92,630	21,101	185,260	64,530
Depreciation	739,953	485,594	1,407,774	920,223
(Increase) in Accounts & Other Receivables	(2,925,264)	(14,469,947)	(17,418,597)	(13,121,242)
(Increase) in Inventory & Purchase Deposits	6,384,900	(564,783)	(2,721,767)	941,313
(Increase) in Prepaid Taxes & Expenses	(64,415)	(27,236)	(149,450)	(79,079)
Increase Accounts, Taxes & Other Payables	4,989,385	9,649,369	5,278,059	9,848,676
Increase in Accrued Liabilities	(105,365)	1,351,665	153,474	313,361
Increase in Customer Deposits	1,612,260	(20,187)	1,670,140	(20,187)
Cash Sourced/(Used) in Operating Activities	16,339,051	(790,191)	(1,738,923)	4,661,212

Cash Flows from Investing Activities
Funds deposited/released from Escrow Account	(72,836)	-	2,019,333	-
Purchases of Plant & Equipment	(291,927)	(572,469)	(646,814)	(698,710)
Purchase of Land Use Rights	-	(3,976,894)	-	(3,333,506)
Payments for Deposits	(58,952)	-	(60,308)	-
Cash Sourced/(Used) in Investing Activities	(423,715)	(4,549,363)	1,312,211	(4,032,216)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	-	-	7,605,795	-
Repayment of Bank Loans	(8,585,910)	-	(8,585,910)	(1,293,663)
Cash Sourced/(Used) in Financing Activities	(8,585,910)	-	(980,115)	(1,293,663)

Net Increase/(Decrease) in Cash & Cash Equivalents	7,329,427	(5,339,554)	(1,406,826)	(664,667)

Effect of Currency Translation	(3,097,786)	1,307,671	(1,354,295)	119,065

Cash & Cash Equivalents at Beginning of Period	7,039,089	6,511,568	14,031,851	3,025,287

Cash & Cash Equivalents at End of Period	$11,270,730	$2,479,685	$11,270,730	$2,479,685

Supplementary information:
Interest Received	631,707	317	635,692	655
Interest Paid	86,435	76,419	557,582	76,419
Income Tax Paid	-	-	-	-

See Accompanying Notes to the Financial Statements

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

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

The Company owned the three operating subsidiaries since its inception. The Company also owns two intermediary holdings companies. As of June 30, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

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

(G)	Purchase Deposit

Purchase deposit represents the cash paid in advance for purchasing raw materials. The purchase deposit is interest free and unsecured.

(H)	Property, Plant, and Equipment

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

(L)	Statutory Reserve

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

Costs related to advertising and promotion expenditures are expensed as incurred during the year. Advertising costs are charged to selling expense

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

Exchange Rates	6/30/2008	12/31/2007	6/30/2007
Period end RMB : US$ exchange rate	6.871800	7.314100	7.624800
Average period RMB : US$ exchange rate	7.072630	7.617200	7.729990

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(X)	Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(Y)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

3.            Restricted Cash

The restricted cash reflects funds received from the financing transaction described in Note 16 that is held in an escrow with US Bank in the United States. These funds are restricted until the Company has fulfilled the following criteria: (1) the hiring of a Chief Financial Officer (“CFO”) that meets the approval of the investors, at such point the Company will release $1.5 million from restriction, the Company must satisfy this requirement within 90 days of the closing of the financing transaction, (2) the Company appoints a Board of Directors that has majority of independent members, at such point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction. There is $250,000 in the escrow account that has already been earmarked for investor relations purposes.

At June 30, 2008, the Company has yet to fulfill requirement (1) and (3). The Company is still in the process of recruitment of a CFO in order to meet requirement (1). The Company has also requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18.

4.            Accounts Receivable

Accounts Receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Accounts Receivable – Trade	$19,210,929	$707,156
Less: Allowance for Doubtful Accounts	(90,176)	(84,723)
Net Accounts Receivable	$19,120,753	$622,433

Allowance for Bad Debts	June 30, 2008	December 31, 2007
Beginning Balance	$84,723	$79,267
Allowance Provided	5,453	5,456
Charged Against Allowance		-
Ending Balance	$90,176	$84,723

During the second quarter, management revised the Company’s credit policy. Based on management’s review, the Company began extending more favorable credit terms to its top tier customers.  Those customers that qualified as top tier were extended approximately one month of credit. The Company previously extended one to two days of credit.

5.            Inventory
	June 30, 2008	December 31, 2007
Raw Materials	$1,090,498	$1,039,440
Work in Progress	515,763	547,889
Finished Goods	3,503,911	1,328,688
	$5,110,172	$2,916,016

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

6.            Property, Plant & Equipment

At June 30, 2008		Accumulated
	Cost	Depreciation	Net
Buildings	$20,699,601	$3,100,214	$17,599,386
Manufacturing Equipment	9,981,336	2,634,788	7,346,548
Office Equipment	191,241	116,939	74,302
Vehicles	911,476	408,094	503,382
Furniture & Fixture	522,678	112,138	410,540
	$32,306,332	$6,372,173	$25,934,159

At December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$19,910,391	$2,522,257	$17,388,134
Manufacturing Equipment	9,066,948	2,041,694	7,025,254
Office Equipment	122,124	60,298	61,826
Vehicles	652,231	321,138	331,093
Furniture & Fixture	49,204	19,015	30,189
	$29,800,898	$4,964,402	$24,836,496

7.            Land Use Right

The Company had the following intangible assets outstanding at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

Land Use Rights, at Cost	$14,370,602	$13,501,580
less: Accumulated Amortization	(830,859)	(645,600)
	$13,539,743	$12,855,980

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

8.            Bank Loans

(A)	Short Term Bank Loans

At June 30, 2008, the Company had the following short term loans outstanding:

Borrower: Operating Subsidiary	Bank	Interest Rate	Due Date	Amount
Meat Company	Bank of China	8.217%	12/18/2008	$4,365,668
Food Company	Bank of China	8.217%	11/17/2008	2,037,312
				$6,402,980

The loans provided by the Bank of have been secured by the Company’s land use rights and guaranteed by the Dalian Chuming Group Co., Ltd.

9.            Related Party Payable

In the normal course of business which includes the purchases of hogs and other raw materials, sale of pork and pork products, the Company conducts transactions with the following related parties: Dalian Chuming Group Co., Ltd (“Group”) and the Group subsidiaries, that are not consolidated into Energroup Holdings or Energroup’s subsidiary, Dalian Chuming Precious Sheen Investments Consulting Co. Ltd. (Chuming): (1) Dalian Chuming Industrial Development Co., Ltd., (2) Dalian Chuming Trading Co., Ltd, (3) Dalian Mingxing Livestock Product Co. Ltd., (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (5) Dalian Chuming Fodder Co., Ltd., and (6) Dalian Chuming Biological Technology Co., Ltd., and (7) Dalian Huayu Seafood Food Co., Ltd. The Company and the aforementioned related parties share common beneficial ownership. All related party transactions are conducted between Chuming, the WOFE, and the Group. All transactions with related parties are generally performed at arm’s length, and in 2008, all such transactions were conducted at arm’s length.

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group. The following table shows how the Company arrived at a setoff balance that can be found on the Company’s Balance Sheet at June 30, 2008.

Operating Subsidiary	Type of Balance	Description	Amount
Meat Company	Receivable	Meet paid for feed on behalf of Group	5,434,331
Food Company	Receivable	Food sold products to Huayu	13,780
Food Company	Receivable	Food Sold products to Group upon receipt of Bank Drafts	8,440,292
			13,888,403

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

Operating Subsidiary	Type of Balance	Description	Amount
Meat Company	Payable	Industrial paid for Equipment on behalf of Meat Company	6,461
Meat Company	Payable	Combo paid for Equipment on behalf of Meat Company	116,326
Food Company	Payable	Mingxing paid for Equipment on behalf of Food Company	4,366
Food Company	Payable	Packaging paid on Behalf of Food Company by Group	106,955
Food Company	Payable	Advance from Huayu for the purchases of products from Food Company	3,634,962
WOFE	Payable	Group loaned funds to Chuming WOFE	11,855,213
			15,724,283

		Net Related Party Payable	1,835,880

The related party payable balance detailed above, and the related transactions that comprise that balance are integral and material to the Company’s operations. The Company is reliant on transactions with the above related parties in order to conduct its business normally. The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period. The Company’s accounting system in the past was manual and accordingly is not able to, from a cost benefit perspective, summarize and provide further detail on the related party transactions. Also, the Company’s current accounting department does not have enough staff in order to perform an exercise to further detail the Related Party Receivable beyond what has been provided above; however the Company is taking remedial action to rectify this deficiency for future financial reports. The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company believes that related party transactions have a significant bearing on the Company’s financial statements. The procurement of hogs is almost entirely transacted through related parties. The Company’s cost of sales is significantly correlated with the transactions with related parties. The hogs that were purchased from the Group comprised 51.56% and 41.89% of the Company’s total cost of sales for the years 2007, and 2006, respectively. The remaining portions of hogs were purchased directly from breeders whom the Group has trained and indirectly oversees to insure quality. The current related party receivable from the Group represents the fact that Group significantly needed the aid of the Company in the form of working capital in order to meet the hog requirement by the Company for future sales and growth. The Company and the Group acknowledge the recoverability of the receivable and points out that this balance plays a role in the Company’s plans; however, the Company and the Group have stated that the receivable will be repaid.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

10.          Capitalization

As a result of the reverse-takeover on December 31, 2007 including an exchange of shares and issuance of common stock to private investors pursuant to the equity financing plan, the total capitalization as of June 30, 2008 is showed in the following table.

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$2,396,079	69.50%
Shareholders Prior to reverse takeover	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,863	13,043,964	18.28%
	21,136,392	$21,136	$15,440,043	100.00%

11           Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC. The Company had future unfunded commitments, as provided below.

	June 30, 2008	December 31, 2007

PRC Registered Capital	$3,642,866	$3,642,866

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	1,821,433	1,821,433

Less: - Retained Earnings
appropriated to
Statutory Reserve	1,729,863	751,444

Reserve Commitment
Outstanding	91,570	$1,069,989

12.          Advertising Costs

Advertising expenses were $1,413,901 and $50,313 for the six months ended June 30, 2008 and 2007 respectively.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for the six months ended June 30, 2008 and 2007.

The Company’s operating subsidiary, Food, has provided provisions for income taxes for the six months ended June 30, 2008 and 2007 of $232,368 and $967,539 respectively.

The Company’s operating subsidiary, Sale, has not provided provisions for income taxes for the six months ended June 30, 2008 and 2007

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	June 30, 2008	Tax expense	$232,368
ii.	June 30, 2007	Tax expense	$0

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company. Accordingly, the company has not made any provisions for U.S. income tax liability.

On March 16, 2007, the PRC government passed new tax legislation that repealed preferential tax treatment for foreign investment enterprises in the PRC and enacted new tax regulations. Under such regulations, with certain exceptions, both domestic and foreign enterprises will be taxed at a standard enterprise income tax rate of 25%. The Company’s two operating subsidiaries, Food, and Sales are subject to the 25% income tax rate beginning January 1, 2008. Based on current PRC legislation, Meat should be expected to continue benefiting from a tax holiday.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

14.	Commitments

(A) Hog Purchase Agreement

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at June 30, 2008.

There were no severance packages to any key management personnel that have resigned their positions. The Company has the right to terminate employment for cause at any time.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company. At June 30, 2008, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2008	270,000	$211.01	56,972,700
2009	800,000	$232.21	185,768,000
2010	800,000	$255.44	204,352,000
			$447,092,700

The Company believes that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

(B) Pledged Assets

Prior to the financing transaction described in Note 18 undertaken by the Company at December 31, 2007, the Company owed Dalian Chuming Group Co. Ltd (“Group”) approximately $20,000,000 (RMB 160,000,000). The Group, in turn, borrowed these funds from the China National Development Bank. These funds were guaranteed by a bond issued by China Export and Credit Insurance Corporation (“Bond Issuer”). The Company pledged land use rights and real property to the Bond Issuer in order to secure the bond.

As per the terms of the agreement under the financing transaction detailed in Note 18, the funds owed to the Group by the Company were set off against receivables owed by the Group to the Company. Although the Company no longer owes funds to the Group regarding this loan, the Group still has an outstanding balance with the China National Development Bank. Accordingly, the pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, the Company’s assets, namely the buildings and land use rights are at risk if the Group were to default on this loan.

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

Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at, and for the six months ended June 30, 2008. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming”) and Precious Sheen Investments Ltd (PSI).

Results of Operations for the six months ended June 30, 2008	Meat Company	Food Company	Sales Company	Chuming WOFE, PSI, & Eliminations	Total
Sales	$86,094,320	$10,710,188	$32,809,947	$(43,030,832)	$86,583,622
Cost of Sales	75,193,539	8,612,897	32,299,248	(43,030,832)	73,074,852
Gross Profit	10,900,781	2,097,291	510,699	-	13,508,771

Operating expense	1,561,818	809,103	1,243,301	116,994	3,731,216

Operating (Loss)/Profit	9,338,963	1,288,188	(732,602)	(116,994)	9,777,555

Other Income (Expenses)	601,323	(494,618)	124,143	80,150	310,998

Earnings before Tax	9,940,286	793,570	-608,460	-36,843	10,088,553

Tax	-	232,368	-	-	232,368

Net Income	$9,940,286	$561,202	$(608,460)	$(36,843)	$9,856,185

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$7,133,567
Meat Company	Sales Company	28,633,827
Meat Company	Food Company	7,263,438
		$43,030,832

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

Balance Sheet Data at June 30, 2008	Meat Company	Food Company	Sales Company	Chuming WOFE, PSI, & Eliminations	Total
Current Assets	$51,509,695	$22,594,172	$13,613,137	$(44,240,677)	$43,476,326
Non Current Assets	23,201,799	16,949,116	374,398	58,209	40,583,522
Total Assets	74,711,494	39,543,288	13,987,535	(44,182,469)	84,059,848

Current Liabilities	27,931,964	34,533,349	15,673,719	(54,335,357)	23,803,676

Total Liabilities	27,931,964	34,533,349	15,673,719	(54,335,357)	23,803,676

Net Assets	46,779,530	5,009,939	(1,686,185)	10,152,888	60,256,172

Total Liabilities & Net Assets	$74,711,494	$39,543,288	$13,987,535	$(44,182,469)	$84,059,848

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

16.           Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Income	$5,614,968	$2,784,233	$9,856,185	$5,793,617

Original Shares	13,409,120	13,409,120	13,409,120	13,409,120
Addition to Common Stock from Offering on December 31, 2007	3,863,636	-	3,863,636	-
Basic Weighted Average Shares Outstanding	17,272,756	13,409,120	17,272,756	13,409,120

Addition to Common Stock if Contingent Shares Held in Escrow Were Released	3,863,636	3,863,636	3,863,636	3,863,636
Addition to Common Stock if Warrants Were Exercised	46,364	-	46,364	-
Diluted Weighted Average Shares Outstanding	21,182,756	17,272,756	21,182,756	17,272,756

Earnings Per Share
Basic	$0.33	$0.21	$0.57	$0.43
Diluted	$0.27	$0.16	$0.47	$0.34

Weighted Average Shares Outstanding
Basic	17,272,756	13,409,120	17,272,756	13,409,120
Diluted	21,182,756	17,272,756	21,182,756	17,272,756

17	Concentration of Risk

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

On December 31, 2007, the Company, a Nevada corporation (“Energroup” or the “Company”), acquired Precious Sheen Investments Ltd. (“PSI”) in a reverse take-over transaction, by executing a Share Exchange Agreement (“Exchange Agreement”) by and among Energroup, PSI, and all of the shareholders of PSI’s issued and outstanding share capital (the “PSI Shareholders”). PSI owned 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China (“Chuming”). Chuming is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”).

As a result of the reverse take-over transaction, PSI’s Shareholders became Energroup’s controlling shareholders and PSI became Energroup’s wholly-owned subsidiary. As a result of PSI becoming Energroup’s wholly-owned subsidiary, Energroup acquired the business and operations of Chuming and the Chuming Operating Subsidiaries.

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

At June 30, 2007, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

Energroup Holdings Corporation
Notes to Consolidated Financial Statements

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

OVERVIEW

We are a meat processing company with a primary focus on pork and pork products. We have a unique wholesale and retail distribution model and sell directly to over 7,600 retail outlets, including supermarkets and hypermarkets, across Northeast China.

Dalian Precious Sheen Investments Consulting Co., Ltd., or Chuming WFOE, is our holding company established in the People’s Republic of China (the “PRC” or “China”) for our three PRC operating subsidiaries, collectively referred to elsewhere in this report as the “Chuming Operating Subsidiaries”:

1.	Dalian Chuming Slaughter and Packaging Pork Company Ltd. ( “Meat Company”), whose primary business activity is acquiring, slaughtering and packaging of pork and cattle;

2.	Dalian Chuming Processed Foods Company Ltd. ( “Food Company”), whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd. (“Sales Company”), which is responsible for our sales, marketing and distribution operations.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of June 30, 2008, the detailed identities of the consolidating subsidiaries are as follows:

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

Accounts Receivable

We extend unsecured, non-interest bearing credit to our customers; accordingly, we carry an allowance for doubtful accounts, which is an estimate, made by management. Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances. In the second quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term customers. In accordance with this revised policy, qualified customers were offered up to a two-month grace period for payment, whereas previously payment was required within 1-2 days of delivery of goods. See “Liquidity and Capital Resources – Cash Flows – Six Months Ended June 30, 2008”. Management may extend credit to new customers who have met the criteria of our revised credit policy.

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

Customer Deposits

Customer Deposits represents money we have received in advance for purchases of pork and pork products. We consider customer deposits as a liability until products have been shipped and revenue is earned.

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

Earnings Per Share

We compute earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ended		Quarter Ended
	June 30,	% of	June 30,	% of
	2008	Sales	2007	Sales
Sales	$43,076,524	100.00%	$31,370,321	100.00%
Cost of Sales	36,600,428	84.97%	26,510,666	84.51%
Gross Profit	6,476,097	15.03%	4,859,655	15.49%
Selling Expenses	759,778	1.76%	1,570,001	5.00%
General & Administrative Expenses	653,187	1.52%	382,377	1.22%
Total Operating Expense	1,412,965	3.28%	1,952,378	6.22%
Operating Income / (Loss)	5,063,132	11.75%	2,907,277	9.27%
Other Income (Expense)	617,859	1.43%	(123,044)	0.39%
Earnings Before Tax	5,680,991	13.19%	2,784,233	8.88%
(Income Tax Expense) / Deferred Tax Benefit	(66,023)	0.15%	-	0.00%
Net Income	$5,614,968	13.03%	$2,784,233	8.88%
Earnings Per Share
Basic	0.33		0.21
Diluted	0.27		0.16
Weighted Average Shares Outstanding
Basic	17,272,756		13,409,120
Diluted	21,182,756		17,272,756

  Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended June 30, 2008, we had sales of $43,076,524 as compared to sales of $31,370,321 for the quarter ended June 30, 2007, an increase of approximately 37%. Our sales for our various product categories in the second quarter of 2008 are summarized as follows:

Sales by product category	Second Quarter 2008 (amount in dollars)	% of Total Sales	Second Quarter 2007 (amount in dollars)	% of Total Sales	% of increase from 2007 to 2008
Fresh Pork	$35,361,296	82.09%	$24,139,141	76.95%	46.49%
Frozen Pork	2,334,238	5.42%	1,939,900	6.18%	20.33%
Processed Food Products	5,380,990	12.49%	5,291,280	16.87%	1.70%

Total Sales	$43,076,524	100%	$31,370,321	100%	37.32%

Sales by product category, by weight of product	Second Quarter 2008 (Weight in tons)	% of Total Sales	Second Quarter 2007 (Weight in tons)	% of Total Sales	% of change from 2007 to 2008
Fresh Pork	15,445	81.10%	12,368	74.15%	24.88%
Frozen Pork	1,173	6.20%	1,054	6.32%	11.29%
Processed Food Products	2,426	12.70%	3,257	19.53%	-25.51%

Total Sales	19,044	100.00%	$16,679	100.00%	14.18%

In the second quarter of 2008, we raised our average per-kilogram sale prices to our customers, as we did during 2007, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, in the second quarter of 2008 our sales volume of fresh pork and frozen pork (by weight) increased by 24.9% and 11.29% respectively, with the fresh pork category experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of frozen pork, both by weight and by sales revenue, in the second quarter of 2008 as compared with the same period in the prior year. For processed food products, our sales by weight decreased by 25.51%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 1.70%. Management attributes the increases in sales revenue in all our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending June 30, 2008, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Second Quarter of 2008	Second Quarter of 2007	% change	Change in Price
Fresh Pork	$2.29	$1.95	17.44%	$0.34
Frozen Pork	$1.99	$1.84	8.15%	$0.15
Processed Food Products	$2.22	$1.62	37.04%	$0.60

In the second quarter of 2008, we raised our prices for fresh pork significantly, while we made more modest increases in the prices of our processed food products and frozen pork. We raised our prices for frozen pork by only 8.15% because we use grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products. We raised our prices for processed food products by 37.04% because the price of live pigs increased rapidly starting from the third quarter of 2007. The price increase for processed food products was also partially due to rapid price increases for packaging material and food additives during the second quarter of 2008.

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded franchise stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of June 30,	Franchise Stores	Supermarkets	Restaurants and Canteens
2007	501	95	2,608
2008	682	140	3,172

As shown in the table above, as of June 30, 2008, as compared to June 30, 2007, we significantly increased the number of participants in all three of these sales channels. The increase in the number of these participants has resulted in increased sales.

The following table shows the total increase in our sales, from the second quarter of 2008 as compared to the second quarter of 2007, by product category and by sales channel.

	Increase in Sales from Second Quarter of 2007 to Second Quarter of 2008
	By Product Group and Sales Channel ($)
Product Category	Franchise Operators		Sales Agents	Super Markets		Restaurants and Canteens		Total Increase ($)
Fresh Pork	2,562,492		1,213,684	4,271,990		N/A	[2]	8,048,166
Frozen Pork	N/A	[1]	61,707	N/A	[1]	924,997		986,704
Processed Food Products	1,426,844		110,899	1,042,511		91,098		2,671,352

Total Increase in Sales	3,989,336		1,386,290	5,314,501		1,016,075		11,706,203
_____________________________

1 In the periods presented, we did not sell frozen pork through franchise operators and supermarkets.

2 In the periods presented, we did not sell fresh pork through restaurants and canteens.

In the second quarter of 2008, as compared to the same quarter in 2007, we achieved significantly higher sales revenue from the sale of fresh pork, which was a result of higher sales volume of this product category by weight, combined with increases in our per-kilogram prices to our customers. Management believes this is due to continued strong consumer demand for fresh pork.

In the second quarter of 2008, as compared to the same quarter in 2007, the majority of our increase in sales came through supermarkets, sales agent and franchise operators, respectively. The $5.3 million sales increase through supermarkets is due to our efforts in expanding the supermarket sales channel, which provides us with the largest profit margins, combined with increases in our per-kilogram prices of fresh pork.

Overall, management believes that our increase in sales, despite higher consumer prices, resulted from increased consumer demand, the expansion of our sales channels and sales network, and increased consumer awareness of our brand and availability of our products.

Cost of Sales. Cost of sales for the second quarter of 2008 increased by $10,089,762 or approximately 38%, from $26,510,666 for the three months ended June 30, 2007 to $36,600,428 for the three months ended June 30, 2008. The increase was attributable to the increase in sales for the second quarter of 2008 as compared to the same period in the prior year. Our cost of sales for our various product categories in the second quarter of 2008 is summarized as follows:

Cost of Sales by Product Category	Second Quarter 2008 (in $ US)	% of Overall Cost of Sales	Second Quarter 2007 (in $ US)	% of Overall Cost of Sales	% increase from 2007 to 2008
Fresh Pork	$30,442,496	83.18%	$21,078,486	79.51%	44.42%
Frozen Pork	1,960,760	5.36%	1,648,915	6.22%	18.91%
Processed Food Products	4,197,172	11.47%	3,783,265	14.27%	10.94%

Total Cost of Sales	$36,600,428	100.00%	$26,510,666	100.0%	38.06%

The following table shows the estimated average per-kilogram price we paid for live pigs in 2007 and 2008:

	Average Unit Price Per Kilogram in 2008 (in $US)	Average Unit Price Per Kilogram in 2007 (in $US)	Price Increase (in $US)	% Increase from 2007 to 2008
First Quarter	2.2936	1.0579	1.1357	107.35%
Second Quarter	2.2578	1.3535	0.9043	66.81%
Third Quarter	N/A	1.8104	N/A	N/A %
Fourth Quarter	N/A	1.8656	N/A	N/A %

Average for Year to Date	2.2757	1.5219	0.7538	49.53%

The most rapid increase in live pig prices occurred in the third and fourth quarters of 2007, for the highest grades of live pigs. However, the live pig prices slightly dropped during the second quarter of 2008. Management believes that while higher live pig prices may persist, management does not expect further rapid escalation in live pig prices of the scale seen during 2007. Management currently projects a 10% per year increase in the average price per kilogram for live pigs during the next several years.

The following table shows our cost of sales in the second quarter of 2008 as compared with the same period in 2007, and also indicates cost of sales by product group, as a percentage of sales within each product group.

Cost of Sales by Product Category	Second Quarter of 2008	% of Product Group Sales	Second Quarter of 2007	% of Product Group Sales in the Second Quarter 2008
Fresh Pork	$30,442,496	86.09%	$21,078,486	87.32%
Frozen Pork	1,960,760	84.00%	1,648,915	85.00%
Processed Food Products	4,197,172	78.00%	3,783,265	71.50%
Total Cost of Sales	$36,600,428	84.97%	$26,510,666	84.51%

Our cost of sales as a percentage of sales of fresh pork decreased slightly in the second quarter of 2008, as compared to the same period in 2007, primarily because of a deceleration of the price increases for live pigs during the second quarter of 2008. The cost of sales as a percentage of sales of frozen pork also fell slightly, which was due to the use of grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products. The cost increases in live pigs primarily affected the grade-1 and grade-2 categories. The cost of sales as a percentage of sales of processed food products, however, increased by approximately 6.50% due to a rapid price increase in packaging material and food additives during the second quarter of 2008.

Gross Profit. Gross profit was $6,476,097 for the three months ended June 30, 2008 as compared to $4,859,655 for the same period in 2007, representing an increase of $1,616,442, or approximately 33.26%. Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products, especially our fresh pork products. Our gross profit as a percentage of sales was 15.03% in the second quarter of 2008 as compared to 15.49% for the same period in 2007. The slight decrease in gross profit as a percentage of sales was attributable to these commodity and input price increases, not all of which we passed on to our customers in the form of higher product prices.

The following table presents our gross profit for the three months ended June 30, 2008 and 2007. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Gross Profit by Product Category	Second Quarter of 2008	% of Product Group Sales	Second Quarter of 2007	% of Product Group Sales	% of increase from Second Quarter of 2007 to Second Quarter of 2008
Fresh Pork	$4,918,800	16.15%	$3,060,655	14.52%	60.71%
Frozen Pork	373,478	19.04%	290,985	17.64%	28.35%
Processed Food Products	1,183,818	28.21%	1,508,015	39.86%	-21.50%
Total Gross Profit	$6,476,097	15.03%	$4,859,655	15.49%	33.26%

As shown in the table above, the fresh pork as a product category delivered the highest increase in gross profit from the second quarter of 2008 as compared with the same period in 2007. This is due to the strong demand of our fresh pork products.

However, in both periods, our processed food product category yielded the highest gross profit as a percentage of sales within the product category. Management attributes this to the use of grade-3 and grade-4 pigs and unsold portions of grade-1 and grade-2 pigs in producing our processed food products. Grade-3 and grade-4 pigs are generally lower in price than grade-1 and grade-2 pigs. Because of our superior processing and storage techniques and the strength of our brand-name, we were able to sell our processed food products at the highest going market price for this category of products. However, because the price of the packaging material and food additives increased substantially during the second quarter of 2008, the gross profit of our processed food products declined from 39.86% to 28.21%.

Selling Expenses. Selling expenses totaled $759,778 for the three months ended June 30, 2008, as compared to $1,570,001 for the same period in 2007, a decrease of $810,223 or 52%. This decrease is due to a decrease in advertising expense. During the three months ended June 30, 2007, we spent $800,000 in advertising in a special marketing campaign in an effort to promote our brand.

General and Administrative Expenses. General and administrative expenses totaled $653,187 for the three months ended June 30, 2008 as compared to $382,377 for the same period in 2007, an increase of $270,810 or 71%. This increase is primarily attributable to an increase in salary expense. We continued to hire new staff to meet the needs of our expanding operations. Also, consistent with the recent escalation in the rate of inflation in China, the salaries and the cost of benefits for our staff increased by approximately 40% in the second quarter of 2008 as compared to the same period in 2007. These increases in salaries were made in order to maintain compensation levels that were sufficient to attract and retain qualified employees.

Other Income (Expense). Our other income (expense) consisted of interest income, other expenses, and interest expense. We had total other income of $617,859 for the three months ended June 30, 2008 as compared to total expense of $123,044 for the same period in 2007, a decrease of $740,903 or 602%. The decrease in other expenses in the second quarter of 2008 is primarily attributable to several factors. First, the Dalian City government gave us a one time subsidy in the amount of $240,000. This subsidy is due to efforts by the local government to keep the price of pork stable in local markets. Second, this is also attributable to a decrease in interest expenses of approximately $220,000 as we reduced our bank loan principal amount during the three months ended June 30, 2008 as compared to the same period in 2007.

Net Income. Our net income for the three months ended June 30, 2008 was $5,614,968 as compared to $2,784,233 for the same period in 2007, an increase of $2,830,735 or 102%. This increase in net income is primarily attributable to the factors described above, but primarily from the increase in sales, and our efforts to manage our costs in order to achieve a gross profit margin of 15.03%, which is only slightly less than the gross profit margin achieved in the second quarter of 2007 of 15.49%.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months Ended		Six Months Ended
	June 30,	% of	June 30,	% of
	2008	Sales	2007	Sales
Sales	$86,583,622	100.00%	$54,558,315	100.00%
Cost of Sales	73,074,852	84.80%	45,536,298	83.46%
Gross Profit	13,508,771	15.60%	9,022,017	16.54%
Selling Expenses	2,585,055	2.99%	1,799,420	3.30%
General & Administrative Expenses	1,146,161	1.32%	687,513	1.26%
Total Operating Expense	3,731,216	4.31%	2,486,933	4.56%
Operating Income / (Loss)	9,777,555	11.29%	6,535,084	11.98%
Other Income (Expense)	310,998	0.36%	741,467	1.36%
Earnings Before Tax	10,088,553	11.65%	5,793,617	10.62%
(Income Tax Expense) / Deferred Tax Benefit	(232,368)	0.27%	-	0.00%
Net Income	$9,856,185	11.38%	$5,793,617	10.62%
Earnings Per Share
Basic	0.57		0.43
Diluted	0.47		0.34
Weighted Average Shares Outstanding
Basic	17,272,756		13,409,120
Diluted	21,182,756		17,272,756

  Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the six months ended June 30, 2008, we had sales of $86,583,622 as compared to sales of $54,558,315 for the same period of 2007, an increase of approximately 59%. Our sales for our various product categories for the six month period ended June 30, 2008 are summarized as follows:

Sales by product category	Six Months Ended June 30, 2008 (amount in $US)	% of Total Sales	Six Months Ended June 30, 2007 (amount in $US)	% of Total Sales	% of increase from 2007 to 2008
Fresh Pork	$65,635,910	75.81%	$42,795,035	78.44%	53.37%
Frozen Pork	6,425,032	7.42%	3,843,316	7.04%	67.17%
Processed Food Products	14,522,680	16.77%	7,919,964	14.52%	83.36%

Total Sales	$86,583,622	100%	$54,558,315	100%	58.70%

Sales by product category, by weight of product (metric tons):	Six Months Ended June 30, 2008 (Weight in tons)	% of Total Sales	Six Months Ended June 30, 2007 (Weight in tons)	% of Total Sales	% of change from 2007 to 2008
Fresh Pork	29,442	80.54%	22,674	73.97%	29.85%
Frozen Pork	2,259	6.18%	1,932	6.30%	16.93%
Processed Food Products	4,856	13.28%	6,048	19.73%	-19.71%

Total Sales	36,557	100%	$30,654	100%	19.26%

In the six months ended June 30, 2008, we raised our average per-kilogram sale prices to our customers, as we did during 2007, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, in the first six months of 2008 our sales volume of fresh pork and frozen pork (by weight) increased, with the fresh pork category experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of frozen pork, both by weight and by sales revenue, in the first six months of 2008 as compared with the same period in the prior year. For processed food products, our sales by weight decreased by 19.17%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 83.36%. Management attributes the increases in sales revenue in all our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the six months ended June 30, 2008, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	% change	Change in Price
Fresh Pork	$2.23	$1.89	17.99%	$0.34
Frozen Pork	$2.84	$1.99	42.71%	$0.85
Processed Food Products	$2.99	$1.31	128.4%	$1.68

In the six months ended June 30, 2008, we raised our prices for processed food products significantly, while we made relatively smaller increases in the prices of our fresh pork and frozen pork. We raised our prices for processed food products due to several factors. First, we experienced a surge in customer demand for our pig viscera products, which is a subcategory within the processed food category. In response to this surge in demand, and due to limited supply, we raised our prices to customers for that subcategory of the processed food products. Second, the cost to us for packaging material and food additives increased substantially during the first half of 2008, and we passed much of these cost increases on to customers in the form of higher product prices. These input cost increases affected processed food products more than other categories. We raised our prices for fresh pork by only 17.99% because we were not able to pass on the entire amount of the live pig price increases to our customers. In management’s view, more aggressive price increases in the fresh pork category would have discouraged customers from consuming fresh pork, and would have been out of line with our competitors.

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded franchise stores, supermarkets and restaurants and canteens.

The following table shows the total increase in our sales, from the first six months ending on June 30, 2008 as compared to same period of 2007, by product category and by sales channel.

	Increase in Sales from First Six Months Ended on June 30, 2007 to the same period of 2008
	By Product Group and Sales Channel ($)
Product Category	Franchise Operators	Sales Agents	Super Markets	Restaurants and Canteens	Total Increase ($)
Fresh Pork	5,805,463	6,604,820	10,430,592	N/A2	22,840,875
Frozen Pork	N/A1	335,809	N/A1	2,245,907	2,581,716
Processed Food Products	3,232,591	603,509	2,545,421	221,193	6,602,714

Total Increase in Sales	9,038,054	7,544,138	12,976,013	2,467,100	32,025,305
_____________________________

1 In the periods presented, we did not sell frozen pork through franchise operators and supermarkets.

2 In the periods presented, we did not sell fresh pork through restaurants and canteens.

In the first six months of 2008, as compared to the same period in 2007, we achieved significantly higher sales revenue from the sale of fresh pork, which was a result of higher sales volume of this product category by weight, combined with increases in our per-kilogram prices to our customers. Management believes this is due to continued strong consumer demand for fresh pork.

In the first six months of 2008, as compared to the same period in 2007, the majority of our increase in sales came through supermarkets, sales agent and franchise operators, respectively. The $12.98 million sales increase through supermarkets is due to our efforts to expand the supermarket sales channel, which provides us with the largest profit margins, combined with increases in our per-kilogram prices of fresh pork.

Overall, management believes that our increase in sales, despite higher consumer prices, resulted from increased consumer demand, the expansion of our sales channels and sales network, and increased consumer awareness of our brand and availability of our products.

Cost of Sales. Cost of sales for the first six months of 2008 increased by $27,538,554 or approximately 60%, from $45,536,298 for the six months ended June 30, 2007 to $73,074,852 for the six months ended June 30, 2008. The increase was attributable to increase in sales for the six months ended June 30, 2008 as compared to the same period in the prior year. Our cost of sales for our various product categories in the six months end 2008 is summarized as follows:

Cost of Sales by Production Category:	Six Months Ended June 30, 2008	% of Overall Cost of Sales	Six Months Ended June 30, 2007	% of Overall Cost of Sales	% of increase from 2007 to 2008
Fresh Pork	$56,350,135	77.1%	$36,606,705	80.4%	53.93%
Frozen Pork	5,397,027	7.4%	3,266,819	7.2%	65.21%
Processed Food Products	11,327,690	15.5%	5, 662,774	12.4%	100.04%

Total Cost of Sales	$73,074,852	84.80%	$45,536,298	83.46%	60.48%

The following table shows our cost of sales in the six months ended June 30, 2008 as compared with the same period in 2007, and also indicates cost of sales by product group, as a percentage of sales within each product group.

Cost of Sales by Product Category:	Six Months Ended June 30, 2008	% of Product Group Sales	Six Months Ended June 30, 2007	% of Product Group Sales
Fresh Pork	$56,350,135	85.85%	$36,606,705	85.53%
Frozen Pork	5,397,027	84.00%	3,266,819	85.00%
Processed Food Products	11,327,690	78.00%	5,662,774	71.49%
Total Cost of Sales	$73,074,852	84.80%	$45,536,298	83.46%

Our cost of sales as a percentage of sales of fresh pork increased slightly in the first half of 2008, as compared to the same period in 2007, primarily because of the increase in the cost of inputs (primarily live pigs), which were not completely offset by higher prices to our customers. The cost of sales as a percentage of sales of frozen pork fell slightly, however, which was due to the use of grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products. Most of the cost increase in live pigs occurred in the grade-1 and grade-2 categories. The cost of sales as a percentage of sales of processed food products increased around 6%. This is primarily because of the price increase of live pigs and the price increase of packaging material and food additives.

Gross Profit. Gross profit was $13,508,771 for the six months ended June 30, 2008 as compared to $9,022,017 for the same period in 2007, representing an increase of $4,486,754, or approximately 50%. Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products, especially our fresh pork products. Our gross profit as a percentage of sales was 15.60% in the six months ended June 30, 2008 as compared to 16.54% for the same period in 2007. The slight decrease in gross profit as a percentage of sales was attributable to these commodity and input price increases, not all of which we passed on to our customers in the form of higher product prices.

The following table presents our gross profit for the six months ended June 30, 2008 and 2007. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Gross Profit by Production Category	Six Months Ended June 30, 2008	% of Product Group Sales	Six Months Ended June 30, 2007	% of Product Group Sales	% of increase from First Six Months of 2007 to First Six Months of 2008
Fresh Pork	$9,285,775	14.15%	$6,188,330	14.46%	50.05%
Frozen Pork	1,028,005	16.00%	576,497	15.00%	78.32%
Processed Food Products	3,194,991	22%	2,257,190	28.50%	41.55%
Total Gross Profit	$13,508,771	15.60%	$9,022,017	16.54%	49.73%

As shown in the table above, the fresh pork as a product category delivered the highest increase in gross profit from the first half of 2008 as compared with the same period in 2007. This is due to the strong demand for our fresh pork products.

However, in both periods, our processed food product category yielded the highest gross profit as a percentage of sales within the product category. Management attributes this to the use of grade-3 and grade-4 pigs and unsold portions of grade-1 and grade-2 pigs in producing our processed food products. Grade-3 and grade-4 pigs are generally lower in price than grade-1 and grade-2 pigs. Because of our superior processing and storage techniques and the strength of our brand-name, however, we are able to sell our processed food products at prices comparable to other processed products that use higher quality pork. However, because the price of live pigs, packaging material and food additives increased substantially during the second quarter of 2008, the gross profit of our processed food products decreased from 28.50% to 22.00%.

Selling Expenses. Selling expenses totaled $2,585,055 for the six months ended June 30, 2008, as compared to $1,799,420 for the same period in 2007, an increase of $785,635 or 44%. This increase is primarily due to marketing expenses of approximately $490,000 related to our efforts to place our pork products in new supermarkets. In addition, the salary of sales employees increased by approximately $80,000 in the first half of 2008 as compared to the same period in 2007.

General and Administrative Expenses. General and administrative expenses totaled $1,146,161 for the six months ended June 30, 2008 as compared to $687,513 for the same period in 2007, an increase of $458,648 or 67%. This increase is primarily attributable to increases in salary expense. We continued to hire new staff to meet the needs of our expanding operations. Also, consistent with the recent escalation in the rate of inflation in China, the salaries for our staff were increased overall by approximately 40% in the six months ended June 30, 2008 as compared to the same period in 2007. These increases in salaries were made in order to maintain compensation levels that were sufficient to attract and retain qualified employees.

Other Income (Expense). Our other income (expense) consisted of interest income, other expenses, and interest expense. We had a total other income of $310,998 for the six months ended June 30, 2008 as compared to other expense $741,467 for the same period in 2007, an increase of $1,052,465 or 142%. The increase in other income in the first half of 2008 is primarily attributable to a price subsidy in the amount of $240,000 received from the Dalian metropolitan government and loan interest reimbursement in the amount of approximately $550,000 for building a new frozen pork processing facility, which has been classified by Dalian metropolitan government as a technology reformation project. This is a policy adopted by Dalian metropolitan government to accelerate the introduction of new technology into the city. The Company does not need to fulfill any obligations because of this status.

Net Income. Our net income for the six months ended June 30, 2008 was $9,856,185 as compared to $5,793,617 for the same period in 2007, an increase of $4,062,568 or 70%. This increase in net income is attributable to the factors described above, but primarily from the increase in sales for the six months ended June 30, 2008, as compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six Months Ended June 30, 2008

As of June 30, 2008, we had cash and cash equivalents of $11,270,730, other current assets of $32,205,596 and current liabilities of $23,803,675. At June 30, 2007, we had $2.5 million in cash and cash equivalents. We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $1,738,923 for the six months ended on June 30, 2008, while net cash flow sourced from operating activities was $4,661,212 in the same period in 2007. This is primarily attributable to the fact that, in order to expand our sales, we began offering payment terms to accommodate our best customers.  Beginning in the first quarter of 2008 and continuing into the second quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term clients with good credit (up to two months), where previously we required payment within 1-2 days of delivery of goods. This practice caused a decrease in, and some delay in collection of, our incoming cash.

Net cash sourced from investing activities was $1,312,211 for the six months ended June 30, 2008, compared to cash used in investing activities of $4,032,216 in the same period in 2007. This is primarily due to the following two factors: first, we paid $3,333,506 to purchase land use rights in the six months ended June 30, 2007. Second, we received additional funds in the amount of $2,019,333 released from our escrow account in the six months ended June 30, 2008, related to the 2007 private placement.

Net cash used in financing activities was $980,115 for the six months ended on June 30, 2008, as compared to net cash used in financing activities of $1,293,663 in the same period in 2007. The cash was used as payment of bank loan interest in both periods. The decrease of $313,548 was mainly interest savings due to the repayment of principal to Shanghai Pudong Development Bank.

Capital Commitments

In the first quarter of 2008, as discussed above, we relaxed our credit policy for certain of our major customers, permitting them up to a two-month grace period for payment for goods, where previously no such grace period was provided. Management expects that in the short term, this revised credit policy will result in an increase in accounts receivable, and a corresponding reduction in our cash position. Management does not anticipate that this change in our credit policy will result in any deficiency of working capital.

Uses of Liquidity

Our cash requirements through the end of fiscal 2008 will be primarily to fund daily operations for the growth of our business. Management will consider acquiring additional manufacturing capacity for processed foods in the future to strengthen and stabilize our manufacturing base.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2008. For our long-term cash needs, we may consider a number of alternative financing opportunities, which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of June 30, 2008, we had outstanding borrowings under a loan from Bank of China $6,402,908, on which we pay interest at a rate of 8.24% per annum. As of June 30, 2008, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the six months ended June 30, 2008 and 2007, which was in each instance a gain, was $1,462,155 and $247,509, respectively.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2008, the market foreign exchanges rate was increased to 6.85 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the six months and three months ended June 30, 2008.

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

The following tables summarize our contractual obligations as of June 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$6,402,908	$6,402,908	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$—	$—	$—	$—	$—
Purchase Obligations	$447,092,700	$56,972,700	$390,120,000	$—	$—
Total Contractual Obligations:	$453,495,608	$63,375,608	$390,120,000	$—	—

As indicated in the table, as of June 30, 2008 we had $447,092,700 in purchase obligations, which relates to our agreement for the purchase and sale of hogs. On December 19, 2007, we entered into a hog purchase agreement whereby the Group will provide, at fair market prices, a minimum number of hogs to us.

At June 30, 2008, management projected minimum quantities of hogs as detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2008	270,000	$211.01	$56,972,700
2009	800,000	$232.21	$185,768,000
2010	800,000	$255.44	$204,352,000
			$447,092,700

For purposes of estimating future payments, we project that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects our expectations with regard to inflation and the rising costs of inputs in breeding livestock.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2008, we had approximately $11,270,730 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $1,307,671 and $3,097,786 in the second quarter of 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Chuming logo on our store facades. For the first half of 2008, these retail outlets accounted for approximately 43% of our total revenue. If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. Chuming does not own any of the retail based stores.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Energroup Holdings Corporation, PSI and PSI and Energroup Shareholders dated December 31, 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Great Lakes Funding, Inc. (Utah) (1)

3.2	Bylaws of Great Lakes Funding, Inc. (1)

3.3	Articles of Amendment to Articles of Incorporation of Great Lakes Funding, Inc. (Name Change) (1)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (Nevada) (2)

3.6	Bylaws of Energroup Holdings Corporation (2)

3.7	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Common Stock Purchase Warrant issued to Placement Agent (December 2007) (2)

10.11	Short-term Loan Agreement between Shanghai Pu Dong Development Bank Dalian Branch and Dalian Chuming Meat Co. (English summary translation) (4)

10.12	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Food Co. (English summary translation) (4)

10.13	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Meat Co. (English summary translation) (4)

10.14	Guarantee Agreement between Dalian Chuming Food Co. and Bank of China Liaoning Branch. (English summary translation) (4)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer.*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.*

*	Filed herewith.
(1)	Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.
(2)	Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.
(3)	Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.
(4)	Previously filed with our Quarter Report on Form 10-Q on May 20, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: September 2, 2008	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: September 2, 2008	By:	/s/ Wang Shu
Wang Shu
Chief Financial Officer
(Principal Financial and Accounting Officer)