Form 10-Q
period 2008-09-30
ENERGROUP HOLDINGS CORP
filed 2008-11-19
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

As of September 30, 2008, the Registrant had 21,136,391 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Energroup Holdings Corporation
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)

		At	At
	Note	September 30,	December 31,
		2008	2007
ASSETS

Cash		$11,672,377	$14,031,851
Restricted Cash	3	2,234,387	4,250,000
Accounts Receivable	4	25,429,400	622,433
Other Receivable		1,888,165	1,068,939
Related Party Receivable	5	6,244,256	3,964,357
Inventory	6	6,483,137	2,916,016
Purchase Deposit		1,410,121	267,807
Prepaid Expenses		50,328	46,401
Prepaid Taxes		1,224,020	185,419
Deferred Tax Asset		654,946	613,844
Total current assets		57,291,137	27,966,967

Property, Plant & Equipment, net	7	25,450,634	24,836,496
Land Use Rights, net	8	13,500,699	12,855,980
Construction in Progress		1,019,169	927,866
Other Assets		93,154	32,619

TOTAL ASSETS		$97,354,793	$66,619,928

LIABILITIES

Bank Loans & Notes	9	$6,418,579	$7,383,095
Accounts Payable		14,276,813	3,779,274
Taxes Payable		2,749,160	1,677,194
Other Payable		3,477,954	1,471,381
Accrued Liabilities		3,894,780	3,347,013
Customer Deposits		2,872,226	24,161
Total current liabilities		33,689,511	17,682,118

TOTAL LIABILITIES		$33,689,511	$17,682,118

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Stated in US Dollars)
		At	At
		September 30,	December 31,
	Note	2008	2007
STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value 10,000,000 shares authorized; 0 shares issued & outstanding at September 30, 2008 and December 31, 2007, respectively.		-	-
Common Stock $0.001 par value 21,739,130 shares authorized; 21,136,392 shares issued & outstanding at September 30, 2008 and December 31, 2007, respectively.	10	$21,136	$21,136
Additional Paid in Capital		15,440,043	15,440,043
Statutory Reserve	11	1,729,863	751,444
Retained Earnings		42,962,290	29,764,236
Accumulated Other Comprehensive Income		3,511,950	2,960,951

TOTAL STOCKHOLDERS' EQUITY		62,665,282	48,937,810

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$97,354,793	$66,619,928

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Income
for the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	Note	3 months	3 months	9 months	9 months
		ended	ended	ended	ended
		September 30,	September 30,	September 30,	September 30,
		2008	2007	2008	2007
Sales		$53,725,596	$35,160,526	$140,309,218	$89,718,841
Cost of Sales		47,254,631	29,430,153	120,329,483	74,966,451
Gross Profit		6,470,965	5,730,373	19,979,735	14,752,390

Selling Expenses	12	878,893	1,597,626	3,463,947	3,397,046
General & Administrative Expenses		734,976	459,975	1,881,138	1,147,488

Operating Income		4,857,096	3,672,772	14,634,650	10,207,856

Other Income		1,036,941	806	1,420,060	7,810
Interest Income		(356,596)	-	279,097	-
Other Expenses		(413,264)	(40,524)	(514,000)	(78,354)
Interest Expense		(587,118)	(378,580)	(1,194,197)	(1,089,221)

Earnings before Tax		4,537,058	3,254,474	14,625,611	9,048,091

Income Tax	13	(216,770)	(749,504)	(449,138)	(749,504)

Net Income		$4,320,288	$2,504,970	$14,176,473	$8,298,587

Earnings Per Share	16
Basic		$0.25	$0.19	$0.82	$0.62
Diluted		$0.20	$0.15	$0.67	$0.48

Weighted Average Shares Outstanding
Basic		17,272,756	13,409,120	17,272,756	13,409,120
Diluted		21,182,756	17,272,756	21,182,756	17,272,756

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Comprehensive Income
Net Income	$4,320,288	$2,504,970	$14,176,473	$8,298,587
Other Comprehensive Income
Foreign Currency Translation Adjustment	(911,156)	927,231	550,999	1,174,740
Total Comprehensive Income	$3,409,132	$3,432,201	$14,727,472	$9,473,327

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
for the nine months ended September 30, 2008 and the year ended December 31, 2007
(Stated in US Dollars)

			Common
			Stock			Accumulated
	Common Stock		Additional			Other
	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2007	17,272,756	$17,273	$2,396,079	$751,444	$18,112,089	$896,679	$22,173,563
Issuance of Common Stock & Warrants	3,863,636	3,863	13,043,964				13,047,828
Net Income					11,652,147		11,652,147
Appropriations of Retained Earnings				-	-		-
Foreign Currency Translation Adjustment						2,064,272	2,064,272
Balance, December 31, 2007	21,136,392	$21,136	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,810

Balance, January 1, 2008	21,136,392	$21,136	$5,440,043	$751,444	$29,764,236	$2,960,951	$48,937,810
Issuance of Common Stock & Warrants
Net Income					14,176,473		14,176,473
Appropriations of Retained Earnings				978,419	(978,419)		-
Foreign Currency Translation Adjustment						550,999	550,999
Balance, September 30, 2008	21,136,392	$21,136	$15,440,043	$1,729,863	$42,962,289	$3,511,950	$63,665,282

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
for the three and nine months ended September 30, 2008 and 2007
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Cash Flow from Operating Activities
Net Income	$4,320,288	$2,504,970	$14,176,473	$8,298,587
Amortization	74,052	32949	259,312	97,479
Depreciation	576,203	450,002	1,983,977	1,370,225
(Increase)/Decrease in Accounts & Other Receivables	(10,487,495)	1,636,735	(27,906,092)	(11,484,507)
(Increase)/Decrease in Inventory & Purchase Deposits	(1,987,668)	195,202	(4,709,434)	1,136,515
(Increase) in Prepaid Taxes & Expenses	(934,281)	28,544	(1,083,731)	(50,535)
Increase/(Decrease) in Accounts, Taxes & Other Payables	8,298,021	(8,424,131)	13,576,079	1,424,545
Increase/(Decrease) in Accrued Liabilities	394,292	232,734	547,767	546,095
Increase in Customer Deposits	1,177,925	2,216,740	2,848,064	2,196,553
Cash Sourced/(Used) in Operating Activities	1,431,337	(1,126,255)	(307,586)	3,534,957

Cash Flows from Investing Activities
Funds released from/(interest earned in) Escrow Account	(3,720)	-	2,015,613	-
Purchases of Plant & Equipment	(2,042,604)	(148,353)	(2,689,418)	(847,063)
Purchase of Land Use Rights	(904,031)	2,705	(904,031)	(3,330,801)
Payments for Deposits	(227)	-	(60,535)	-
Cash Sourced/(Used) in Investing Activities	(2,950,582)	(145,648)	(1,638,371)	(4,177,864)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	15,004,489	1,219,923	6,418,579	1,219,923
Repayment of Bank Loans	(14,988,890)	(9,140)	(7,383,095)	(1,302,803)
Cash Sourced/(Used) in Financing Activities	15,599	1,210,783	(964,516)	(82,880)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(1,503,647)	(61,120)	(2,910,473)	(725,787)

Effect of Currency Translation	1,905,294	38,869	550,999	107,434

Cash & Cash Equivalents at Beginning of Year	11,270,730	2,479,685	14,031,851	3,075,787

Cash & Cash Equivalents at End of Year	$11,672,377	$2,457,434	$11,672,377	$2,457,434

Supplementary information:
Interest Received	-	-	279,097	-
Interest Paid	230,522	378,580	1,194,197	1,089,221
Income Tax Paid	216,770	749,504	449,138	749,504

See Accompanying Notes to the Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

1.	The Company and Principal Business Activities

Energroup Holdings Corporation (the “Company”) (OTCBB: ENHD) is a holding company incorporated in the state of Nevada in the United States of America whose primary business operations are conducted through its three operating subsidiaries: (1) Dalian Chuming Processed Foods Company Ltd., (“Food Company”) (2) Dalian Chuming Slaughter and Packaging Pork Company Ltd. (“Meat Company”), and (3) Dalian Chuming Sales Company Ltd. (“Sales Company”), which are incorporated in the People’s Republic of China (“PRC”). The Company is headquartered in the City of Dalian, Liaoning Province of China.

The three operating subsidiaries were spun-off constituents of the former parent company, Dalian Chuming Group Co. Ltd (“Group”). The Company indirectly holds the three operating subsidiary companies through its wholly owned intermediary subsidiaries: (A) Precious Sheen Investments Limited (“PSI”), a British Virgin Islands corporation, and (B) Dalian Chuming Precious Sheen Investments Consulting Co., Ltd., (“Chuming”), a wholly foreign owned enterprise incorporated in the PRC.

The Company’s primary business activities are the production and packing of fresh pork and also production of processed meat products for distribution and sale to clients throughout the PRC and Russia.

Corporate Reorganization

PRC law currently has limits on foreign ownership of certain companies. To enable Chuming to raise equity capital from investors outside of China, it established an offshore holding company by incorporating Precious Sheen Investments Limited in the British Virgin Islands in May 2007. On September 26, 2007, Chuming entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of three operating subsidiaries (collectively known as “Chuming Operating Subsidiaries”) to Chuming. On October 23, 2007, Chuming completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd.’s 68% interest in Chuming to PSI, and upon this transfer, Chuming became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

The Company owned the three operating subsidiaries since its inception. The Company also owns two intermediary holdings companies. As of September 30, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

Exchange Rates	9/30/2008	12/31/2007	9/30/2007
Period end RMB : US$ exchange rate	6.855100	7.314100	7.517600
Average period RMB : US$ exchange rate	6.998860	7.617200	7.675760

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

(Z)	Recent Accounting Pronouncements

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

The restricted cash reflects funds received from the financing transaction described in Note 18 – Financing Transaction that is held in an escrow with US Bank in the United States. These funds are restricted until the Company has fulfilled the following criteria: (1) the hiring of a Chief Financial Officer (“CFO”) that meets the approval of the investors, at such point the Company will release $1.5 million from restriction (less applicable penalties), the Company agreed to satisfy this requirement within 90 days of the closing of the financing transaction, (2) the Company appoints a Board of Directors that has majority of independent members, at such point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction. A total of $250,000 was placed in the escrow account earmarked for investor relations purposes.

At September 30, 2008, the Company has yet to fulfill requirement (3). The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18 - Financing Transaction.

4.	Accounts Receivable

Accounts Receivable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Accounts Receivable – Trade	$25,686,263	$707,156
Less: Allowance for Doubtful Accounts	(256,863)	(84,723)
Net Accounts Receivable	$25,429,400	$622,433

Allowance for Bad Debts	September 30, 2008	December 31, 2007
Beginning Balance	$90,176	$79,267
Allowance Provided	166,687	5,456
Charged Against Allowance	-	-
Ending Balance	$256,863	$84,723

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy. Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit. The Company previously extended one to two days of credit.

5.	Related Party Receivable

In the normal course of business which includes the purchases of hogs and other raw materials, sale of pork and pork products, the Company conducts transactions with the following related parties: Dalian Chuming Group Co., Ltd (“Group”) and the Group subsidiaries, that are not consolidated into Energroup Holdings or Energroup’s subsidiary, Dalian Chuming Precious Sheen Investments Consulting Co. Ltd. (Chuming): (1) Dalian Chuming Industrial Development Co., Ltd., (“Industrial Development Co.”) (2) Dalian Chuming Trading Co., Ltd, (“Trading Co.”) (3) Dalian Mingxing Livestock Product Co. Ltd., (“Mingxing”) (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (“Combo Development Co.”) (5) Dalian Chuming Fodder Co., Ltd. (“Fodder Co.”), and (6) Dalian Chuming Biological Technology Co., Ltd., (“Biological Co.”) and (7) Dalian Huayu Seafood Food Co., Ltd. (“Huayu”). The Company and the aforementioned related parties share common beneficial ownership. All transactions with related parties are generally performed at arm’s length.

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either a receivable due from, or a payable due to the Group. The Company’s net receivable balance of $6,244,246 at September 30, 2008 is shown in the following table. The table is followed by a description of how the receivable balance changed during the three month period ended September 30, 2008.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food Company	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Company, Ltd	$88,178	Food Company sold cooked food to Huayu dating back to 1/2007.
	Subtotal of Related Party Sales			$88,178

B	Sales Company	Loan Receivable from	Dalian Mingxing Livestock Product Co. Ltd.	$75,856	Sales Company bought equipment on behalf of Mingxing dating back to 7/2008.
C	Meat Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	6,759,432	Meat Company paid bank loan principal for Group and made advancement for purchase of hogs dating back to 12/2004.
D	Meat Company	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	15,243	Meat Company paid utility fees for Fodder Co. dating back to 7/2008.
E	Meat Company	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	3,101,522	Prepayment to Group for Purchase of hogs dating back to 7/2008.
F	Meat Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	68,432	Meat Company purchased office supplies on behalf of the Group dating back to 11/2005
G	Food Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	12,559,385	Food Company paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
H	Sales Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	1,362,236	Sales Company paid the Group to help it buy materials dating back to 7/2008.
I	Sales Company	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	7,279,252	Sales Company paid for Stockbreeding to buy hogs from farmer dating back 7/2008
J	Sales Company	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	2,198,363	Sales Company paid for feeding materials on behalf of Fodder dating back to 9/2008.
	Subtotal of Loans to Related Parties			$33,419,721

	Gross Related Party Receivable			$33,507,899

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

Ref	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
K	Meat Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	$4,913,179	Purchase of hogs from Group dating back to 12/1/2004.
L	Meat Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	2,917,535	Purchase of hogs from Group dating back to 7/2008.
M	Food Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Huayu Seafood Food Co., Ltd	3,643,817	Advance from Huayu for the purchase of product dating back to 12/2007.
	Subtotal of Purchases from Related Parties			$11,474,531

N	Food Company	Loan Payable to	Dalian Chuming Group Co., Ltd.	$1,796,205	Group paid for salaries and other G&A expenses on behalf of Food Company dating back to 1/2004.
O	Meat Company	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	1,579,846	Meat Company collected bank loans for Stockbreeding Co. dating back to 7/2008
P	Meat Company	Loan Payable to	Dalian Chuming Industrial Development Co., Ltd.	6,477	Industrial Development paid salaries on behalf of Meat Company dating back to 1/2005.
Q	Meat Company	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	393,868	Meat Company collected bank loans on behalf of Mingxing dating back to 8/2008
R	Chuming WFOE	Loan Payable to	Dalian Chuming Group Co.	11,979,877	Group loaned funds to WFOE (incl. funds transferred from Meat Company for US RTO.
S	Sales Company	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	32,850	Sales Company collected sales revenue on behalf of Huayu dating back to 7/2008
	Subtotal of Loans from Related Parties			$15,789,123

	Gross Related Party Payable			$27,263,654

	Setoff Related Party Receivable (Receivables have been setoff against payables)			$6,244,246

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

A.
The Food Company, sold approximately USD 88 thousand (RMB 6 thousand) cooked food to Huayu in credit in the third quarter of 2008. This transaction had impact on statement of income by applying 17% valued added tax, the Food Company, generated USD 54 thousand (RMB 0.4 million) in sales income.

B.	Sales Company bought approximately USD 75 thousand (RMB 0.5 million) equipment on behalf of Mingxing Co. in 3rd quarter.

C.
The balance of receivable owed by the Group of approximately USD 6.8 million (RMB 46.3 million) to Meat Company, was increase by USD 5.5 million (RMB 38.1 million) in the third quarter of 2008. The Meat Company, paid USD 2.7 million (RMB 18.1 million) bank loan principal for the Group in August and USD 2.8 million (RMB 20 million) in September to the Group for the purchase of hogs in advance. Simultaneously, the Group has delivered USD 2.9 million (RMB 19.5 million) in hogs in August and USD 1.4 (RMB 9.7 million) in hogs in September to Meat Company, to net against the receivables. The prepayment has not impact on the statement of income.

D.	The Meat Company paid approximately USD 15 thousand (RMB 0.1 million) utility fees for Fodder Co., in the third quarter of 2008.

E.
The prepayment of approximately USD 3.1 million (RMB 21.3 million) from Meat Company, to the Group was increased by USD 96 thousand (RMB 0.6 million), USD 0.15 million (RMB 1 million), and USD 4.1 million (RMB 28.3 million) in July, August, and September respectively. Simultaneously, the Group repaid USD 1.3 million (RMB 8.9 million) in hogs to Meat Company, to net against the prepayment in the third quarter of 2008.

F.	The balance of approximately USD 68 thousand (RMB 0.4 million) office supplies payment made by Meat Company, for the Group was still outstanding as of September 30, 2008.

G.	The balance of approximately USD 12.6 million (RMB 86.1 million) which Food Company, paid bank loan principal and interest on behalf of Industrial Co., was still outstanding as of September 30, 2008.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

H.
The balance of approximately USD 1.3 million (RMB 9.3 million) receivable from Group to Sales Company, was increased by USD 5.8 million (RMB 39.6 million) in the third quarter of 2008 as Sales Company paid the Group to buy materials, and the Group has since repaid USD 4.5 million (RMB 20.3 million) of this obligation.

I.	Sales Company helped the Group to pay approximately USD 7.3 million (RMB 49.9 million) to local farmers for the purchase of hogs in the third quarter of 2008 .

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

J.
The receivable of approximately USD 2.2 million (RMB15 million) due from Fodder Co. to Sales Company consisted of following transactions: USD 0.5 million (RMB 3.3 million) was paid to buy feeding materials, USD 1.1 million (RMB 7.7 million) was paid for construction fees, and USD 0.6 million (RMB 4 million for utilities).

K.
The balance of approximately USD 4.9 million (RMB 33.7 million) owed by the Company to the Group was increased by USD 3.9 million (RMB 27.4 million), USD 5.5 million (RMB 37.7 million), and USD 5.2 million (RMB 35.1 million) in July, August, and September respectively. The Company paid USD 9.8 million (RMB 67.4 million) to settle this balance during September. The increase in the balance as a result of the purchase of hogs would impact the statements of income; however, the effect of the repayment is isolated to the Company’s balance sheet.

L.	The Group sold hogs to Meat Company, and the Meat Company paid approximately USD 2.9 million (RMB 20,000,000 million) to the Group on August 12, 2008.

M.	The USD 3.6 million (RMB 24.9 million) deposit owed to Huayu was still outstanding at September 30, 2008.

N.	The Group has paid USD 1.8 million (RMB 12.3 million) in salaries and general administrative expenses on behalf of Food Company.

O.
The outstanding balance of USD 1.6 million (RMB 10.8 million) due from Meat Company to Stockbreeding Combo was due to the fact that Meat Company collected USD 52 thousand (RMB 0.4 million) in hog sales and a USD 1.5 million (RMB 10.4 million) banks loan on behalf of Stockbreeding Co., in August and September, 2008 respectively.

P.	The balance owed of USD 6 thousand (RMB 44 thousand) by Industrial Development Co. to Meat Company, was still outstanding at September 30, 2008.

Q.
The balance of USD 0.4 million (RMB 2.7 million) was due to the fact that Meat Company collected a bank loan of USD 0.43 million (RMB 2.9 million) for Mingxing Co., in August, and Meat Company repaid USD 30 thousand (RMB 0.2 million) in September.

R.
The outstanding payable balance of USD 12 million (RMB 82.1 million) due to the Group has been transferred to the books of the Company, which balance increased by approximately USD 95 thousand (RMB 0.7 million) in the 3rd quarter of 2008.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

S.	Sales Company helped Huayu collect USD 33 thousand (RMB 0.2 million) seafood sales from the customers.

The related party receivable balance detailed above, and the related transactions that comprise that balance were integral and material to the Company’s operations. The Company was reliant on transactions with the above related parties in order to conduct its business normally. The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period. The Company’s accounting system in the past quarters was manually based and accordingly was not able to, from a functional and cost benefit perspective, effectively summarize and provide any greater detail on the related party transactions. Also, the Company’s current accounting department does not have sufficient staff in order to perform an exercise to further detail the related party payables and receivables beyond what has been provided above; however the Company has been taking steps to update its accounting systems and methods to provide fuller detail regarding these transactions for future periods. The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company’s related party receivables and payables in the period presented were in the form of either short-term loans bearing no interest, or trade payables and receivables relating to the purchase of raw materials, supplies or products for which payment was due within a short period of time. Management believes that the net receivables from related parties are fully recoverable.

6.	Inventory

	September 30, 2008	December 31, 2007
Raw Materials	$1,023,583	$1,039,440
Work in Progress	555,754	547,888
Finished Goods	4,903,800	1,328,688
	$6,483,137	$2,916,016

7.	Property, Plant & Equipment

At September 30, 2008		Accumulated
	Cost	Depreciation	Net
Buildings	$20,750,029	$3,360,259	$17,389,769
Manufacturing Equipment	10,018,494	2,876,366	7,142,128
Office Equipment	192,840	134,239	58,601
Vehicles	913,696	452,657	461,039
Furniture & Fixture	523,951	124,855	399,097
	$32,399,010	$6,948,376	$25,450,634

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

At December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$19,910,391	$2,522,257	$17,388,134
Manufacturing Equipment	9,066,948	2,041,694	7,025,254
Office Equipment	122,124	60,298	61,826
Vehicles	652,231	321,138	331,093
Furniture & Fixture	49,204	19,015	30,189
	$29,800,898	$4,964,402	$24,836,496

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

8.	Land Use Right

The Company had the following intangible assets outstanding at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Land Use Rights, at Cost	$14,405,611	$13,501,580
Less: Accumulated Amortization	(904,912)	(645,600)
	$13,500,699	$12,855,980

9.	Bank Loans

(A)	Short Term Bank Loans

At September 30, 2008, the Company had the following short term loans outstanding: -

Borrower: Operating Subsidiary	Bank	Interest Rate	Due Date	Amount
Meat Company	Bank of China	8.217%	12/18/2008	$4,376,304
Food Company	Bank of China	8.019%	11/17/2008	2,042,275
				$6,418,579

The loans provided by the Bank of China of have been secured by the Company’s land use rights, and guaranteed by the Dalian Chuming Group Co., Ltd.

10.	Capitalization

As a result of the reverse take-over (RTO) transaction on December 31, 2007, including an exchange of shares and issuance of common stock to private investors pursuant to the equity financing plan, the total capitalization as of September 30, 2008 is depicted in the following table.

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$2,396,079	69.50%
Pre-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,863	13,043,964	18.28%
	21,136,392	$21,136	$15,440,043	100.00%

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

11	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC. The Company had future unfunded commitments, as provided below.

	September 30, 2008	December 31, 2007

PRC Registered Capital	$15,787,633	$3,642,866

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,893,816	1,821,433

Less: - Retained Earnings
appropriated to
Statutory Reserve	1,729,863	751,444

Reserve Commitment
Outstanding	$6,163,953	$1,069,989

12.	Advertising Costs

Advertising expenses were $1,546,948 and $50,313 for the nine months ended September 30, 2008 and 2007, respectively.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

13.	Income Taxes

The Company’s various operating subsidiaries are subject to different income tax regulations under PRC law.

Meat Company has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for the nine months ended September 30, 2008 and 2007.

Food Company has provided provisions for income taxes for the nine months ended September 30, 2008 and 2007 of $232,368 and $967,539 respectively.

Sales Company has not provided provisions for income taxes for the nine months ended September 30, 2008 and 2007

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	September 30, 2008	Tax expense	$449,138
ii.	September 30, 2007	Tax expense	$749,504

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company. The Company has not repatriated foreign source income. Accordingly, the company has not made any provisions for U.S. income tax liability.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

14.	Commitments & Contingencies

(A)	Capital Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at September 30, 2008.

(B)	Executive Compensation

There were no severance packages to any key management personnel that have resigned their positions. The Company has the right to terminate employment for cause at any time.

(C)	Hog Purchase Agreement

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Group will provide at fair market price a minimum number of hogs to the Company. At September 30, 2008, the Company expects to purchase minimum quantities of hogs detailed in the following table from the Group:

Year	Hogs	Price Per Hog	Amount
2008	130,000	$211.01	$27,431,300
2009	800,000	$232.21	185,768,000
2010	800,000	$255.44	204,352,000
			$417,551,300

The Company projects that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company’s current expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

(D)	Pledged Assets

Prior to the financing transaction described in Note 18 undertaken by the Company at December 31, 2007, the Company owed the Group approximately $20,000,000 (RMB 160,000,000). The Group, in turn, borrowed these funds from the China National Development Bank. These funds were guaranteed by a bond issued by China Export and Credit Insurance Corporation (“Bond Issuer”). The Company pledged land use rights and real property to the Bond Issuer in order to secure the bond.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

Below is a presentation of the Company’s Statement of Income and Balance Sheet for its operating subsidiaries at, and for the nine months ended September 30, 2008. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations for the nine months ended September 30, 2008	Meat Company	Food Company	Sales Company	Chuming WFOE, PSI, & Eliminations	Total
Sales	$128,208,596	$16,185,747	$62,110,427	$(66,195,551)	$140,309,218
Cost of Sales	111,689,686	13,481,540	61,353,808	(66,195,551)	120,329,483
Gross Profit	16,518,909	2,704,207	756,618	-	19,979,735

Operating Expense	1,943,752	973,602	2,124,161	303,569	5,345,085

Operating (Loss)/Profit	14,575,157	1,730,605	(1,367,543)	(303,569)	14,634,650

Other Income (Expense)	690,654	(505,527)	124,584	(318,751)	(9,040)

Earnings before Tax	15,265,811	1,225,078	(1,242,959)	(622,320)	14,625,611

Tax	214,321	234,817	-	-	449,138

Net Income	$15,051,491	$990,261	$(1,242,959)	$(622,320)	$14,176,473

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$10,914,340
Meat Company	Sales Company	44,347,880
Meat Company	Food Company	10,933,331
		$66,195,551

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

Financial Position at September 30, 2008	Meat Company	Food Company	Sales Company	Chuming WFOE, PSI, & Eliminations	Total
Current Assets	$74,843,828	$28,297,353	$33,956,051	$(79,806,095)	$57,291,137
Non Current Assets	22,912,019	16,743,108	350,179	58,351	40,063,657
Total Assets	97,755,847	45,040,461	34,306,230	(79,747,745)	97,354,793

Current Liabilities	46,801,246	39,586,300	36,637,780	(89,335,814)	33,689,511

Total Liabilities	46,801,246	39,586,300	36,637,780	(89,335,814)	33,689,511

Net Assets	50,954,601	5,454,161	(2,331,550)	9,987,570	63,665,282

Total Liabilities & Net Assets	$97,755,847	$45,040,461	$34,306,230	$(79,747,745)	$97,354,793

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows:

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net Income	$4,320,288	$2,504,970	$14,176,473	$8,298,587

Original Shares	13,409,120	13,409,120	13,409,120	13,409,120

Addition to Common Stock from Offering on December 31, 2007	3,863,636	-	3,863,636	-

Basic Weighted Average Shares Outstanding	17,272,756	13,409,120	17,272,756	13,409,120

Addition to Common Stock if Contingent Shares Held in Escrow Were Released	3,863,636	3,863,636	3,863,636	3,863,636

Addition to Common Stock if Warrants Were Exercised	46,364	-	46,364	-

Diluted Weighted Average Shares Outstanding	21,182,756	2,504,970	21,182,756	17,272,756

Earnings Per Share
Basic	$0.25	$0.19	$0.82	$0.62
Diluted	$0.20	$0.15	$0.67	$0.48

Weighted Average Shares Outstanding
Basic	17,272,756	13,409,120	17,272,756	13,409,120
Diluted	21,182,756	17,272,756	21,182,756	17,272,756

17.	Concentration of Risk

(A)	Demand Risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply risk

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

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

At September 30, 2008, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,635
iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,755

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2008 and December 31, 2007
and for the three and nine months ended September 30, 2008, and 2007

Concurrent with the Company’s financing transaction, the Company agreed to register for resale the common shares that were sold under the securities purchase agreement. Pursuant to filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission, the Company entered into a Registration Rights Agreement with its investors. The agreement calls for liquidated damages to be paid by the Company, if in the event the registration statement is not declared effective within 135 days of the closing of the financing transaction. The liquidated damages will be 1% of the total financing amount in cash per month for each month after the 135 period. The agreement states a maximum penalty of $1.70 million or 10% of the financing amount. At December 31, 2007, the Company accounted for the liability under the registration rights agreement in accordance with FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements. Under such accounting treatment, the liquidated damages are accounted for as a reduction of the proceeds. In asserting the most conservative position, the Company has accrued the maximum liability of $1.7 million and is carrying that balance in the accrued liabilities account. In the event that the registration becomes effective in a timeframe that is earlier than February 15, 2009, the portion that is not legally owed, or in the event that investors waive any liquidating damages, the accrual will be reversed and the funds will be added to the Company’s additional paid in capital.

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him. These shares are to be released back to him if the Company meets the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively. In the event that the Company does not meet the aforementioned financial targets, the escrowed shares will be released, on a pro-rata basis, to the investors in the financing transaction. In accordance with SFAS 128, Earnings per Share, for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they are not included in the weighted average basic shares outstanding but are included in the weighted average diluted shares outstanding. Please refer to Note 16.

In accordance with Topic 5:T of the Staff Accounting Bulletins (SAB 79), the Company expects to record a compensatory expense for the shares upon their release from escrow. Whether the shares are released to the accredited investors or released to Mr. Shi the Company will record an expense with a corresponding credit to the Company’s contributed paid in capital.

19.	Appointment of Chief Financial Officer

Effective September 18, 2008, the Company hired Mr. Yizhao Zhang to be the Chief Financial Officer. Mr. Zhang’s annual salary is $180,000. Mr. Zhang is eligible to participate in equity or non-equity bonus programs, to be determined by the Board. In connection with Mr. Zhang’s hiring, the Company had fulfilled the second criteria discussed in Note 3 – Restricted Cash, which relates to the financing transaction discussed in Note 18 – Financing Transaction. Although the critera was fulfilled, the hiring of the new Chief Financial Officer was late, and therefore, the Company has accrued a liability of $399,500 against its third quarter earnings for liquidated damages.

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 1.35%) in the third quarter of 2008.

We are the first pork producer in China to receive “Green Food” certification from China’s Ministry of Agriculture. Green Food is an innovative certification program unique to China that is awarded to food processors who produce using environmentally sustainable methods and meet certain high technical standards of quality control, safety, and product quality, and generate low levels of pollution. The Green Food certification is based on standards defined by the Codex Alimentarius Commission (“CAC”), a joint body of the United Nations Food and Agriculture Organization and the World Health Organization. We also received ISO 9001:2000 certification that covers our production, research and development and sales activities.

Currently we have a wholesale and retail distribution network and sell either directly or indirectly across northeast China, including supermarkets and hypermarkets.

As of September 30, 2008, we had 595 employees, of whom 423 were operating personnel, 106 were sales personnel, 4 were research and development personnel and 62 were administrative personnel.

Dalian Precious Sheen Investments Consulting Co., Ltd., or Chuming WFOE, is our holding company established in China for our three PRC operating subsidiaries, collectively referred to elsewhere in this report as the “Chuming Operating Subsidiaries”:

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

Pork is widely regarded as China’s most important source of meat and is consumed at a much higher rate than other categories of meat. China, which is the largest pork-consuming nation in the world, consumed a total of 52 million metric tons in 2006, over half of the global consumption. Despite a decline in 2007 due to the blue ear disease, or Porcine Reproductive and Respiratory Syndrome (PRRS), China’s pork production is expected to recover to 48 million metric tons in 2008, according to a forecast from the United States Department of Agriculture Foreign Agriculture Service (USDA FAS) in Beijing. We believe that increasing levels of consumption of pork products in China is linked to the rapid development of the Chinese economy, urbanization and strong income growth.

Aside from increasing aggregate consumption, based on management’s research pork consumption patterns in recent years have shown two main characteristics. The first is that per capita pork is consumed at higher rates in the urban areas of China as opposed to rural areas, although the rate of growth in these urban consumption rates is relatively slight. The second is that consumers’ consumption preferences appear to have shifted from frozen meat to fresh meat, and from fat meat to lean meat, with a tendency toward high quality cuts. Management believes these trends continue to be very favorable to our business which is based on mechanized meat processing and sales to urban consumers.

During the third quarter, Beijing hosted the 29th Olympic Games. China’s state-owned electrical power grid had to cut the power supply to some provinces to ensure sufficient electricity supply to Beijing during the games. This resulted in occasional interruptions in production in our factories, due to intermittent power failures. Nevertheless, we managed to increase our production of various pork products. We increased total production to a company record high 23,490 tons in the third quarter of 2008, as we produced 19,044 tons in the second quarter of 2008, and 16,892 tons for the third quarter of 2007. Fresh pork sales and production have been growing at a faster rate than frozen pork in terms of our revenue and production volume during the past several quarters.

Due to a shortage in supply, live hog prices rose significantly in 2007. Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production. These policies are now beginning to take effect, and as a result, the price of pork to consumers has stabilized during the past several months. In the near future, we expect pork prices to continue to stabilize, or even begin to decline.

In China, the pork processing industry remains fragmented, and we believe, inefficient. As smaller players experience pressure from margin compression and stricter government regulations, we believe scaled pork processors, like ourselves, will be positioned to make acquisitions on favorable terms in order to capture market share, gain scale, secure raw material, and access more customers. We expect that the combined factors of stricter hygiene regulations, increasing competition from well-financed players, and struggling meat suppliers, will induce industry consolidation in the coming years. We believe we are in a strong position to continue to take advantage of the Chinese government’s support for leading pork producers, these market consolidation trends, and the emerging hog supply situation. Management believes that this is a long-term trend.

Given the current competitive market conditions, we constantly strive to impose strict quality control in our products and utilize state-of-art slaughtering and cutting lines (which are imported from Stork Co. of the Netherlands), to ensure our product quality, increase awareness of our brand and develop customer loyalty. Our research suggests that consumers in China are increasingly conscious of food safety and nutrition, and they using their purchasing power to demand safer and higher quality food products for their families. For example, the recent tainted milk crisis in China prompted consumers to abandon milk and dairy products, and this has had a devastating impact on milk producers.

We place a very high priority on food safety and integrity. For the feeds which are used for our hogs, we control and monitor our feed sources by acquiring feeds only from qualified suppliers who are licensed in the nation or the province, and then carry out comprehensive tests to ensure quality. All of our production lines have also passed the Hazard Analysis and Critical Control Point (HACCP) test, which is certified by Moody International Certification Ltd. Management anticipates that companies such as ours, with quality meat processing and modern logistics systems, will benefit as they capture market share and build consumer brand loyalty.

Management believes that we need to broaden our geographic sales network and diversify our customer base. Currently our distribution network is still limited to Liaoning province, especially Dalian city. In the near future we need to further extend this network and penetrate to all the northeast provinces of China. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top ten customers accounted for 62.54% for our total sales for the quarter ended September 30, 2008. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

Management presently anticipates continued growth in our sales growth. Nevertheless, our ability to meet increased customer demand and maintain profitability will however continue to depend on factors such as our production capacity, availability of working capital, input costs, as well as the other factors described throughout this report.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of September 30, 2008, the detailed identities of the consolidating subsidiaries are as follows:

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

Accounts Receivable

We extend unsecured, non-interest bearing credit to our customers; accordingly, we carry an allowance for doubtful accounts, which is an estimate, made by management. Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances. In the second quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term customers. In accordance with this revised policy, qualified customers were offered up to a two-month grace period for payment, whereas previously payment was required within 1-2 days of delivery of goods. See “Liquidity and Capital Resources – Cash Flows – Nine Months Ended September 30, 2008”. Management may extend credit to new customers who have met the criteria of our revised credit policy.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ended		Quarter Ended
	September 30,	% of	September 30,	% of
	2008	Sales	2007	Sales
Sales	$53,725,596	100.00%	$35,160,526	100.00%
Cost of Sales	47,254,631	87.96%	29,430,153	83.70%
Gross Profit	6,470,965	12.04%	5,730,373	16.30%
Selling Expenses	878,893	1.64%	1,597,626	4.54%
General & Administrative Expenses	734,976	1.37%	459,975	1.31%
Total Operating Expense	1,613,869	3.01%	2,057,601	5.85%
Operating Income / (Loss)	4,857,096	9.04%	3,672,772	10.45%
Other Income (Expense)	(320,037)	0.60%	(418,298)	1.19%
Earnings Before Tax	4,537,058	8.44%	3,254,474	9.26%
(Income Tax Expense) / Deferred Tax Benefit	216,770	0.40%	749,504	2.13%

Net Income	$4,320,288	8.04%	$2,504,970	7.12%
Earnings Per Share
Basic	0.25		0.19
Diluted	0.20		0.15
Weighted Average Shares Outstanding
Basic	17,272,756		13,409,120
Diluted	21,182,756		17,272,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended September 30, 2008, we had sales of $53,725,596 as compared to sales of $35,160,526 for the quarter ended September 30, 2007, an increase of approximately 52.8%. Our sales for our various product categories in the third quarter of 2008 are summarized as follows:

Sales by product category	Third Quarter 2008 (amount in dollars)	% of Total Sales	Third Quarter 2007 (amount in dollars)	% of Total Sales	% of increase from 2007 to 2008
Fresh Pork	$42,858,853	79.8%	$27,499,174	78.2%	55.9%
Frozen Pork	4,618,716	8.6%	2,668,116	7.6%	73.1%
Processed Food Products	6,248,027	11.6%	4,993,236	14.2%	25.1%

Total Sales	$53,725,596	100%	$35,160,526	100%	52.80%

Sales by product category, by weight of product	Third Quarter 2008 (Weight in tons)	% of Total Sales	Third Quarter 2007 (Weight in tons)	% of Total Sales	% of change from 2007 to 2008
Fresh Pork	18,681	79.5%	12,922	76.5%	44.6%
Frozen Pork	2,190	9.3%	1,353	8.0%	61.9%
Processed Food Products	2,619	11.2%	2,617	15.5%	0%

Total Sales	23,490	100.00%	$16,892	100.00%	39.1%

In the third quarter of 2008, we raised our average per-kilogram sale prices to our customers, as we did during 2007, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, in the third quarter of 2008 our sales volume of fresh pork and frozen pork (by weight) increased by 44.6% and 61.9% respectively. We significantly increased our sales of fresh pork and frozen pork, both by weight and by sales revenue, in the third quarter of 2008 as compared with the same period in 2007. The frozen pork category experienced the highest growth in sales volume both by weight and in terms of sales revenue due strong consumer demand. For processed food products, because we significantly increased its per-kilogram prices, our sales revenue for this product category increased by 25.1%, even though we did not increase their sales volume. Management attributes the increases in sales revenue in all our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending September 30, 2008, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Third Quarter of 2008	Third Quarter of 2007	% change	Change in Price
Fresh Pork	$2.29	$2.13	7.5%	$0.16
Frozen Pork	$2.11	$1.87	12.8%	$0.24
Processed Food Products	$2.39	$1.91	25.1%	$0.48

In the third quarter of 2008, we raised our prices for processed food products by 25.1%, mostly because of strong demand for hog byproducts, and partially due to the rapid price increases for packaging material and food additives that have occurred since the second quarter of 2008. The price of live pigs increased rapidly starting from the third quarter of 2007, and the bulk of these increases occurred in late 2007. By the second quarter of 2008, live pig prices began to level off. As a result, we raised our prices for fresh pork and frozen pork only modestly during the third quarter, in contrast to our more substantial price increases during the second quarter of 2008.

We note that the above table showing average price per kilogram represents an average price per kilogram regardless of sales channel. Average sales prices per kilogram may vary depending on the sales channel used. For example, for sales through agents, our average price per kilogram is lower, because certain marketing costs are borne by the selling agent. In contrast, our average price per kilogram for supermarket sales is higher, because we absorb marketing costs, and pass on those costs to our supermarket customers.

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded franchise stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of September 30,	Franchise Stores	Supermarkets	Restaurants and Canteens
2007	524	98	2,782
2008	702	186	3,226

As shown in the table above, as of September 30, 2008, as compared to September 30, 2007, we significantly increased the number of participants in all three of these sales channels, particularly the supermarkets. We believe the sales from supermarkets and hypermarkets, like Carrefour, are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity. Usually they have better credit. The increase in the number of these participants has resulted in increased sales.

The following table shows the total increase in our sales, from the third quarter of 2008 as compared to the third quarter of 2007, by product category and by sales channel.

	Increase in Sales from Third Quarter of 2007 to Third Quarter of 2008
	By Product Group and Sales Channel ($)
Product Category	Franchise Operators		Sales Agents	Super Markets		Restaurants and Canteens		Total Increase ($)
Fresh Pork	$2,342,668		$7,805,136	$5,211,875		N/A	[2]	$15,359,679
Frozen Pork	N/A	[1]	514,830	N/A	[1]	1,435,770		1,950,600
Processed Food Products	481,625		263,322	469,601		40,244		1,254,792

Total Increase in Sales	$2,824,293		$8,583,288	$5,681,476		$1,476,014		$18,565,071
_____________________________

1 In the periods presented, we did not sell frozen pork through franchise operators and supermarkets.

2 In the periods presented, we did not sell fresh pork through restaurants and canteens.

In the third quarter of 2008, as compared to the same quarter in 2007, we achieved significantly higher sales revenue from the sale of fresh pork, which was a result of higher sales volume of this product category by weight, combined with increases in our per-kilogram prices to our customers. Management believes this is due to continued strong consumer demand for fresh pork.

In the third quarter of 2008, as compared to the same quarter in 2007, the majority of our increase in sales came from sales agents and supermarkets. The $5.68 million sales increase through supermarkets is partly due to our efforts to expand the supermarket sales channel, which provides us with the largest profit margins, combined with increases in our per-kilogram prices of fresh pork. Besides developing new sales agents, we also extended credits to certain long-term sales agents who had demonstrated good credit records, and encouraged their purchases from us instead of from our competitors. This is the major reason that we were able to significantly increase the sales through sales agents.

Overall, management believes that our increase in sales, despite higher consumer prices, resulted from increased consumer demand, the expansion of our sales channels and sales network, and increased consumer awareness and loyalty of our brand and availability of our products.

Cost of Sales. Cost of sales for the third quarter of 2008 increased by $17,824,478 or approximately 60.57%, from $29,430,153 for the three months ended September 30, 2007 to $47,254,631 for the three months ended September 30, 2008. The increase in cost of goods sold is in tandem with the increase in sales of our products. Our cost of sales for our various product categories in the third quarter of 2008 is summarized as follows:

Cost of Sales by Product Category	Third Quarter 2008 (in $ US)	% of Overall Cost of Sales	Third Quarter 2007 (in $ US)	% of Overall Cost of Sales	% increase from 2007 to 2008
Fresh Pork	$38,455,262	81.4%	$23,266,468	79.1%	65.3%
Frozen Pork	3,925,908	8.3%	2,268,904	7.7%	73.0%
Processed Food Products	4,873,461	10.3%	3,894,781	13.2%	25.1%

Total Cost of Sales	$47,254,631	100.00%	$29,430,153	100.0%	60.6%

The following table shows the estimated average per-kilogram price we paid for live pigs in 2007 and 2008:

	Average Unit Price Per Kilogram in 2008 (in $US)	Average Unit Price Per Kilogram in 2007 (in $US)	Price Increase (in $US)	% Increase from 2007 to 2008
First Quarter	2.2936	1.0579	1.1357	107.35%
Second Quarter	2.2578	1.3535	0.9043	66.81%
Third Quarter	2.2513	1.8104	0.4409	24.35%
Fourth Quarter	N/A	1.8656	N/A	N/A %

Average for Year to Date	2.2676	1.5219	0.7457	49.00%

The most rapid increase in live pig prices occurred in the third and fourth quarters of 2007, for the highest grades of live pigs. However, live pig prices slightly dropped from their highs in the second quarter of 2008 and became stable in the third quarter of 2008. Management believes that while increases in live pig prices may occur in the future, management does not expect further rapid escalation in live pig prices of the scale seen during 2007.

Although the prices of live pig have been volatile in the past years, management currently projects a 10% per year increase in the average price per kilogram for live pigs during the next several years. This expectation combines the factors of inflation, and the rising costs of inputs.

The following table shows our cost of sales in the third quarter of 2008 as compared with the same period in 2007, and also indicates cost of sales by product group, as a percentage of sales within each product group.

Cost of Sales by Product Category	Third Quarter of 2008	% of Product Group Sales	Third Quarter of 2007	% of Product Group Sales in the Third Quarter 2008
Fresh Pork	$38,455,262	89.7%	$23,266,468	84.6%
Frozen Pork	3,925,908	85.0%	2,268,904	85.0%
Processed Food Products	4,873,461	78.0%	3,894,781	78.0%
Total Cost of Sales	$47,254,631	88.0%	$29,430,153	83.7%

During the third quarter our overall cost of sales as a percentage of sales decreased 4.3% mainly because we increased the amount of our sales made through sales agents, who assumed the marketing expenses in selling our fresh pork products.

Our cost of sales as a percentage of sales of fresh pork increased significantly in the third quarter of 2008, as compared to the same period in 2007, primarily because the cost increases in live pigs primarily affected the grade-1 and grade-2 categories, which we use to produce fresh pork products. The cost of sales as a percentage of sales of frozen pork remained constant, which was due to the use of grade-3 and grade-4 pigs for such products, and we were able to pass our increased cost to our frozen pork customers. During the third quarter of 2008, the cost of sales as a percentage of sales of processed food products also remained unchanged, because we were able to pass the input costs, including the increase in packaging material and food additives.

Gross Profit. Gross profit was $6,470,965 for the three months ended September 30, 2008 as compared to $5,730,373 for the same period in 2007, representing an increase of $740,592, or approximately 12.92%. Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products, especially our fresh pork products. Our gross profit as a percentage of sales was 12.04% in the third quarter of 2008 as compared to 16.30% for the same period in 2007. The decrease in overall gross profit as a percentage of sales was mainly attributable to our decreased gross margin in fresh pork production as grade-1 and grade-2 live pigs increased in price, and these increases were not entirely offset by higher fresh pork prices charged to customers. During the third quarter of 2008 our overall cost of sales as a percentage of sales decreased by 4.3% mainly because we increased our sales made through sales agents, who assumed the marketing expenses in selling our fresh pork products.

The following table presents our gross profit for the three months ended September 30, 2008 and 2007. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Gross Profit by Product Category	Third Quarter of 2008	% of Product Group Sales	Third Quarter of 2007	% of Product Group Sales	% of increase from Third Quarter of 2007 to Third Quarter of 2008
Fresh Pork	$4,403,591	10.3%	$4,232,706	15.4%	4.0%
Frozen Pork	692,808	15.0%	399,212	15.0%	73.5%
Processed Food Products	1,374,566	22.0%	1,098,455	22.0%	25.1%
Total Gross Profit	$6,470,965	12.04%	$5,730,373	16.30%	12.92%

As shown in the table above, frozen pork as a product category delivered the highest increase in gross profit from the third quarter of 2008 as compared with the same period in 2007. This was due to the strong demand for our frozen pork products, while gross margins for frozen pork remained healthy. As discussed above, our sales of frozen pork increased by 73.1%, and by weight we sold 61.9% more kilograms of frozen pork in the third quarter as compared to the year before, representing the largest gain in sales among the three product categories. Management attributes this to an increase in purchases of frozen pork by canteens and restaurants, however, it is unclear whether this upsurge in purchasing will necessarily continue at this rate.

However, our overall cost of sales as a percentage of sales decreased by 4.3% during the third quarter of 2008, mainly because we increased the amount of our sales conducted through sales agents, who assumed the marketing expenses in selling our products. Accordingly, we benefitted from increased sales through agents while not having to bear these marketing expenses.

The gross profit of our fresh pork products declined from 15.4% to 10.3%. This decrease was mostly because from the third quarter of 2008 we increased the sales of fresh pork through sales agents, who assumed the marketing expenses in selling our fresh pork products. As a result, our selling expenses associated with fresh pork were reduced significantly. Another reason was because for the third quarter of 2008, grade-1 and grade-2 live pigs increased significantly in price, and these increases were not entirely offset by higher fresh pork prices charged to customers.  We did increase our prices for fresh pork by 7.5% for the third quarter of 2008 as compared to the same period in 2007, but this price increase was not sufficient to overcome the increased cost of inputs, i.e. primarily live pigs. By comparison, we increased our prices to customers for frozen pork by 12.8% and processed food products by 25.1%, for the third quarter of 2008 versus the same period of 2007. We were able to increase our prices for processed food products by greater amounts because of the strong demand of pork viscera, so that we had relatively strong pricing power in this category.   We were able to raise our prices for frozen pork only moderately in response to input costs, by 12.8%, because the price of frozen pork was already elevated to a level where there was little difference from fresh pork, and consumers had a preference of fresh pork. This was also because of higher levels of competition within the frozen pork category, and accordingly, tighter pricing constraints. We did not raise our prices for fresh pork as much as we did for our other product categories because of competitive constraints, which are the strongest in the fresh pork category.

In both periods, our processed food product category yielded the highest gross profit as a percentage of sales within the product category. Management attributes this to the use of grade-3 and grade-4 pigs and unsold portions of grade-1 and grade-2 pigs in producing our processed food products. Grade-3 and grade-4 pigs are generally lower in price than grade-1 and grade-2 pigs. Due to our advanced processing and storage techniques and the strength of our brand name, we were able to sell our processed food products at the highest going market price for this category of products.

Selling Expenses. Selling expenses totaled $878,893 for the three months ended September 30, 2008, as compared to $1,597,626 for the same period in 2007, a decrease of $718,733 or 45.0%. This decrease was due primarily to a decrease in our advertising expenses. During the three months ended September 30, 2007, we spent $800,000 on a special marketing campaign in an effort to promote our brand. In contrast, during the three months ended September 30, 2008, we increased sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products, and as a result our overall marketing expenses were lower in that quarter in relation to the sales of fresh pork that we achieved.

General and Administrative Expenses. General and administrative expenses totaled $734,976 for the three months ended September 30, 2008 as compared to $459,975 for the same period in 2007, an increase of $275,001 or 59.79%. This increase is partially attributable to the increased expenses we incurred after we became a public company, and partially attributable to an increase in salary expenses. We incurred new expenditures such as legal fees, audit and review fees, investor relationship activity fees, and other similar types of expenses, which were necessary as a public company. We continued to hire new staff to meet the needs of our expanding operations. Also, consistent with the recent escalation in the rate of inflation in China, especially in the earlier part of 2008, the salaries and the cost of benefits for our staff increased for the third quarter of 2008 as compared to the same period in 2007. These increases in salaries were made in order to maintain compensation levels that were sufficient to attract and retain qualified employees.

Other Income (Expense). Our other income (expense) consisted of interest income, other expenses, and interest expense. We had a total other expense of $320,037 for the three months ended September 30, 2008 as compared to total other expense of $418,298 for the same period in 2007. The slight decrease in other expenses in the third quarter of 2008 is primarily attributable to several offsetting factors. We received a one-time subsidy of more than $1 million from the Dalian City government, which we recorded as other income. This subsidy is due to efforts by the local government to keep the price of pork stable in local markets. It is non-recurring in nature and cannot be exactly determined for the coming periods. This additional other income was offset by higher interest expenses on our borrowing, and the fact that we accrued a liability of $399,500 in connection with the appointment of our new Chief Financial Officer on September 18, 2008, as this appointment occurred later than the target date we agreed under the terms of our December 2007 financing. See Note 19 – Appointment of Chief Financial Officer, in our financial statements for the period ended September 30, 2008.

Net Income. Our net income for the three months ended September 30, 2008 was $4,320,288 as compared to $2,504,970 for the same period in 2007, an increase of $1,815,318 or 72.47%. This increase in net income is attributable to the factors described above, but primarily from the increase in sales, and our sustained efforts to manage our costs.

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine Months Ended		Nine Months Ended
	September 30,	% of	September 30,	% of
	2008	Sales	2007	Sales
Sales	$140,309,218	100.00%	$89,718,841	100.00%
Cost of Sales	120,329,483	85.76%	74,966,451	83.56%
Gross Profit	19,979,735	14.24%	14,752,390	16.44%
Selling Expenses	3,463,947	2.47%	3,397,046	3.79%
General & Administrative Expenses	1,881,138	1.34%	1,147,488	1.28%
Total Operating Expense	5,345,085	3.81%	4,544,534	5.07%
Operating Income / (Loss)	14,634,650	10.43%	10,207,856	11.38%
Other Income (Expense)	(9,040)	0.06%	(1,159,765)	1.30%
Earnings Before Tax	14,625,611	10.42%	9,048,091	10.08%
(Income Tax Expense) / Deferred Tax Benefit	(449,138)	0.32%	(749,504)	0.84%

Net Income	$14,176,473	11.03%	$8,298,587	9.24%
Earnings Per Share
Basic	0.82		0.62
Diluted	0.67		0.48
Weighted Average Shares Outstanding
Basic	17,272,756		13,409,120
Diluted	21,182,756		17,272,756

  Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the nine months ended September 30, 2008, we had sales of $140,309,218 as compared to sales of $89,718,841 for the same period of 2007, an increase of 56.39%. Our sales for our various product categories for the nine months period ended September 30, 2008 are summarized as follows:

Sales by product category	Nine Months Ended September 30, 2008 (amount in $US)	% of Total Sales	Nine Months Ended September 30, 2007 (amount in $US)	% of Total Sales	% of increase from 2007 to 2008
Fresh Pork	$108,494,763	77.33%	$70,294,209	78.35%	54.34%
Frozen Pork	11,043,748	7.87%	6,511,432	7.26%	69.61%
Processed Food Products	20,770,707	14.80%	12,913,200	14.39%	60.85%

Total Sales	$140,309,218	100%	$89,718,841	100%	56.39%

Sales by product category, by weight of product (metric tons):	Nine Months Ended September 30, 2008 (Weight in tons)	% of Total Sales	Nine Months Ended September 30, 2007 (Weight in tons)	% of Total Sales	% of change from 2007 to 2008
Fresh Pork	48,123	80.14%	35,596	74.87%	35.19%
Frozen Pork	4,449	7.41%	3,285	6.91%	35.43%
Processed Food Products	7,475	12.45%	8,665	18.22%	-13.73%

Total Sales	60,047	100%	$47,546	100%	26.29%

In the nine months ended September 30, 2008, we raised our average per-kilogram sale prices to our customers, as we did during 2007, which coincided with an increase in the cost of live pigs and other production costs. In addition, despite these consumer price increases, we increased our sales of fresh pork and frozen pork, both by weight and by sales revenue, in the first nine months of 2008 as compared with the same period in the prior year. For processed food products, our sales by weight decreased by 13.73%, and management believe this is because increased prices to customers discouraged sales. As discussed previously, we increased our prices for processed food products to recoup our increased input costs, for such items as packaging material and food additives. However, because of higher per-kilogram prices, our overall sales revenue for this product category increased by 60.85%. Management attributes the increases in sales revenue in all our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the nine months ended September 30, 2008, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	% change	Change in Price ($)
Fresh Pork	$2.25	$1.97	14.21%	$0.28
Frozen Pork	$2.48	$1.98	25.25%	$0.50
Processed Food Products	$2.78	$1.49	86.58%	$1.29

In the nine months ended September 30, 2008, we raised our prices to our customers for processed food products significantly, while we made relatively smaller increases in the prices of our fresh pork and frozen pork. We raised our prices for processed food products in response to several factors. First, we experienced a surge in customer demand for our pig viscera products, which is a subcategory within the processed food category. In response to this surge in demand, and due to limited supply, we raised our prices to customers for that subcategory of the processed food products. Second, the cost to us for packaging material and food additives increased substantially during the first half of 2008, and we passed much of these cost increases on to customers in the form of higher product prices. These input cost increases affected processed food products more than other categories. We raised our prices for fresh pork by only 14.21% because we were not able to pass on the entire amount of the live pig price increases to our customers. In management’s view, more aggressive price increases in the fresh pork category would have discouraged customers from consuming fresh pork, possibly damaging customer goodwill, and would have been out of line with our competitors.

Currently our principal sales channels consist of supermarkets, sales agents, Chuming-branded franchise stores, as well as restaurants and canteens.

The following table shows the total increase in our sales, from the first nine months ending on September 30, 2008 as compared to same period of 2007, by product category and by sales channel.

	Increase in Sales from The Nine Months Ended September 30, 2007 to the same period of 2008
	By Product Group and Sales Channel ($)
Product Category	Franchise Operators	Sales Agents	Super Markets	Restaurants and Canteens	Total Increase ($)
Fresh Pork	8,148,131	14,409,956	15,642,467	N/A [2]	38,200,554
Frozen Pork	N/A [1]	850,639	N/A [1]	3,681,667	4,532,316
Processed Food Products	3,714,216	855,831	3,015,022	261,436	7,857,505

Total Increase in Sales	11,862,347	16,127,426	18,657,489	3,943,113	50,590,375
_____________________________

1 In the periods presented, we did not sell frozen pork through franchise operators and supermarkets.

2 In the periods presented, we did not sell fresh pork through restaurants and canteens.

In the first nine months of 2008, as compared to the same period in 2007, we achieved significantly higher sales revenue from the sale of fresh pork, which was a result of higher sales volume of this product category by weight, combined with increases in our per-kilogram prices to our customers. Management believes this is due to continued strong consumer demand for fresh pork.

In the first nine months of 2008, as compared to the same period in 2007, the majority of our increase in sales came through supermarkets, sales agent and franchise operators, respectively. The $18.66 million increase in sales through supermarkets was due to our efforts to expand the supermarket sales channel, combined with increases in our per-kilogram prices of fresh pork. Orders from supermarkets and hypermarkets tend to be large and stable in quantity. Also, typically our supermarket and hypermarket customers are more credit-worthy than our other types of customers. We also increased our sales through sales agents by $16.13 million for the first nine months of 2008. Aside from developing new sales agents, we also extended credit to certain long-standing sales agents who had have established good credit with us, and encouraged them to purchase their product through us instead of from our competitors. These efforts, management believes, is why we were able to significantly increase our sales through sales agents.

Overall, management believes that our increase in sales, despite higher consumer prices, resulted from increased consumer demand, the expansion of our sales channels and sales network, and increased consumer awareness of our brand and availability of our products.

Cost of Sales. Cost of sales for the first nine months of 2008 increased by $45,363,032 or 60.5%, from $74,966,451 for the nine months ended September 30, 2007 to $120,329,483 for the nine months ended September 30, 2008. This increase in cost of goods sold was in line with the increase in sales of our products. Our cost of sales for our various product categories in the nine months end 2008 is summarized as follows:

Cost of Sales by Production Category:	Nine Months Ended September 30, 2008	% of Overall Cost of Sales	Nine Months Ended September 30, 2007	% of Overall Cost of Sales	% of increase from 2007 to 2008
Fresh Pork	$94,805,397	78.79%	$59,873,173	79.87%	58.34%
Frozen Pork	9,322,935	7.75%	5,535,723	7.38%	68.41%
Processed Food Products	16,201,151	13.46%	9,557,555	12.75%	69.51%

Total Cost of Sales	$120,329,483	100%	$74,966,451	100%	60.51%

The following table shows our cost of sales in the nine months ended September 30, 2008 as compared with the same period in 2007, and also indicates cost of sales by product group, as a percentage of sales within each product group.

Cost of Sales by Product Category:	Nine Months Ended September 30, 2008	% of Product Group Sales	Nine Months Ended September 30, 2007	% of Product Group Sales
Fresh Pork	$94,805,397	87.38%	$59,873,173	85.18%
Frozen Pork	9,322,935	84.42%	5,535,723	85.02%
Processed Food Products	16,201,151	78.00%	9,557,555	74.01%
Total Cost of Sales	$120,329,483	85.76%	$74,966,451	83.46%

Our cost of sales as a percentage of sales of fresh pork increased by 2.2% in the first nine months of 2008, as compared to the same period in 2007, primarily because of the increase in the cost of inputs (i.e., live pigs), which were not completely offset by higher prices to our customers. In addition, during the three months ended September 30, 2008, we significantly increased sales of fresh pork through our sales agents, who assumed the marketing expenses in selling our fresh pork products. This sales channel typically provides us with lower profit margins. Our cost of sales as a percentage of sales of frozen pork fell slightly, however, which was due to the use of grade-3 and grade-4 pigs for such products, which are lower in price than the grade-1 and grade-2 pigs, which we use to produce fresh pork products. The bulk of the cost increase in live pigs occurred in the grade-1 and grade-2 categories. Our cost of sales as a percentage of sales of processed food products increased around 2%. This was primarily due to moderate price increases for grade-3 and grade-4 live pigs, packaging material and food additives.

Gross Profit. Gross profit was $19,979,735 for the nine months ended September 30, 2008 as compared to $14,752,390 for the same period in 2007, representing an increase of $5,227,345, or 35.43%. Management attributes the increase in gross profit to strong increases in sales revenue, driven by strong demand for our products, especially our fresh pork products, despite higher input costs and related price increases to our customers. Our gross profit as a percentage of sales was 14.24% in the nine months ended September 30, 2008 as compared to 16.44% for the same period in 2007. The decrease in gross profit as a percentage of sales was attributable to these commodity and input price increases, and we did not (due to competitive and other factors) pass on all of these costs to our customers in the form of higher product prices.

The following table presents our gross profit for the nine months ended September 30, 2008 and 2007. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Gross Profit by Production Category	Nine Months Ended September 30, 2008	% of Product Group Sales	Nine Months Ended September 30, 2007	% of Product Group Sales	% of Increase from First Nine Months of 2007 to First Nine Months of 2008
Fresh Pork	$13,689,366	12.62%	$10,421,036	14.82%	31.36%
Frozen Pork	1,720,813	15.58%	975,709	14.98%	76.37%
Processed Food Products	5,569,556	22.00%	3,355,645	25.99%	65.98%
Total Gross Profit	$19,979,735	14.24%	$14,752,390	16.54%	35.43%

As shown in the table above, fresh pork as a product category delivered the lowest increase in gross profit from the first nine months of 2008 as compared with the same period in 2007. This is primarily because of an increase in the cost of inputs (i.e. live pigs), which was not completely offset by higher prices to our customers. In addition, particularly during the three months ended September 30, 2008, we significantly increased sales of fresh pork through our sales agents, who assumed certain marketing expenses in selling our fresh pork products. This sales channel typically provides us with lower profit margins.

However, in both periods, our processed food product category yielded the highest gross profit as a percentage of sales within the product category. Management attributes this to the use of grade-3 and grade-4 pigs and unsold portions of grade-1 and grade-2 pigs in producing our processed food products. Grade-3 and grade-4 pigs are generally lower in price per kilogram than grade-1 and grade-2 pigs. Because of our superior processing and storage techniques and the strength of our brand-name, however, we are able to sell our processed food products at prices comparable to other processed products that use more costly pork. However, because the price of live pigs, packaging material and food additives increased substantially during the second quarter of 2008, the gross profit of our processed food products decreased from 25.99% to 22.00%.

Selling Expenses. Selling expenses totaled $3,463,947 for the nine months ended September 30, 2008, as compared to $3,397,046 for the same period in 2007, a slight increase of $66,901 or 2%. This decrease is due to a decrease in advertising expenses. We increased the salary of sales employees, leading to the increase of selling expenses. However, we did not carry out any major marketing campaign during the past three quarters of 2008, which we did last year, resulting in a significant decrease in advertising expenses.

General and Administrative Expenses. General and administrative expenses totaled $1,881,138 for the nine months ended September 30, 2008 as compared to $1,147,488 for the same period in 2007, an increase of $733,650 or 64%. This increase is partially attributable to an increase in expenses we incurred after we became a public company, and partially attributable to an increase in salary expenses. We incurred additional expenditures during this period that we did not incur in the prior year, such as legal fees, audit and review fees, investor relationship activity fees, and other similar expenses, which were necessary as a public company. We continued to hire new staff to meet the needs of our expanding operations. Also, consistent with the recent escalation in the rate of inflation in China, especially in the earlier part of 2008, salaries and the cost of benefits for our staff increased for the third quarter of 2008 in comparison to the same period in 2007. These increases in salaries were made in order to maintain compensation levels that were sufficient to attract and retain qualified employees.

Other Income (Expense). Our other income (expense) consisted of interest income, other expenses, and interest expense. We had a total other expenses of $9,040 for the nine months ended September 30, 2008 as compared to other expenses $1,159,765 for the same period in 2007, representing a reduction of $1,150,725. This decrease in other expenses is primarily attributable to a price subsidy in the amount of approximately $1 million received from the Dalian metropolitan government, and loan interest reimbursement in the amount of approximately $550,000 for building a new frozen pork processing facility, which has been classified by Dalian metropolitan government as a technology reformation project. This was a policy adopted by Dalian metropolitan government to accelerate the introduction of new technology into the city. We are not obligated to fulfill any specific obligations in exchange for these benefits. The subsidy and interest reimbursement was offset by an accrued a liability of $399,500 in connection with the appointment of our new Chief Financial Officer on September 18, 2008, as this appointment occurred later than the target date we agreed under the terms of our December 2007 financing.  See Note 19 – Appointment of Chief Financial Officer, in our financial statements for the period ended September 30, 2008.

Net Income. Our net income for the nine months ended September 30, 2008 was $14,176,473 as compared to $8,298,587 for the same period in 2007, an increase of $5,877,886 or 70.83%. This increase in net income is attributable to the factors described above, but primarily from the increase in sales, and our efforts to manage our costs, as compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine Months Ended September 30, 2008

As of September 30, 2008, we had cash and cash equivalents of $11,672,377, other current assets of $45,618,760 and current liabilities of $33,290,011. At September 30, 2007, we had $ 2,457,434 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $307,586 for the nine months ended on September 30, 2008, while net cash flow sourced from operating activities was $3,534,957 in the same period in 2007. This is primarily attributable to the fact that, in order to expand our sales, we began offering payment terms to accommodate our best customers.  Beginning in the first quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term clients with good credit (up to two months), where previously we required payment within 1-2 days of delivery of goods. This practice caused a decrease in, and some delay in collection of, our incoming cash.

Net cash used in investing activities was $1,638,371 for the nine months ended September 30, 2008, compared to cash used in investing activities of $4,177,864 in the same period in 2007. This is primarily due to the following factors: first, we purchased equipments with the amount of $2,689,418 and land use rights of $904,031 in the third quarter of 2008, while we paid $847,063 to purchase equipment and paid $3,333,506 to purchase land use rights for the nine months ended September 30, 2007. Second, we received additional funds in the amount of $2,019,333 released from our escrow account in the nine months ended September 30, 2008, relating to our $17 million private placement in December 2007.

Net cash used in financing activities was $964,516 for the nine months ended on September 30, 2008, as compared to net cash used in financing activities of $82,880 in the same period in 2007. The cash was used as payment of bank loan interest and repayment of a small portion of principal.

Capital Commitments

In the first quarter of 2008, we relaxed our credit policy for certain of our major customers, permitting them up to a two-month grace period for payment for goods, where previously no such grace period was provided. Management expects that in the short term, this revised credit policy will result in an increase in accounts receivable, and a corresponding reduction in our cash position. Management does not anticipate that this change in our credit policy will result in any deficiency of working capital.

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

As of September 30, 2008, we had outstanding borrowings under two loans from the Bank of China, in the amount of $4,376,304 and $2,042,275 respectively, on which we pay interest at a rate of 8.217% and 8.019% per annum respectively. As of September 30, 2008, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the nine months ended September 30, 2008 and 2007, which was in each instance a gain, was $550,999 and $1,174,740, respectively.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2008, the market foreign exchanges rate was increased to 6.8551 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the nine months and three months ended September 30, 2008.

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

The following tables summarize our contractual obligations as of September 30, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Bank Indebtedness	$6,418,579	$6,418,579	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$—	$—	$—	$—	$—
Purchase Obligations	$417,551,300	$27,431,300	$390,120,000	$—	$—
Total Contractual Obligations:	$423,969,879	$33,849,879	$390,120,000	$—	—

As indicated in the table, as of September 30, 2008 we had $423,969,879 in purchase obligations, which relates to our agreement for the purchase and sale of hogs. On December 19, 2007, we entered into a hog purchase agreement whereby the Group will provide, at fair market prices, a minimum number of hogs to us.

At September 30, 2008, management projected minimum quantities of hogs as detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2008	130,000	$211.01	$27,431,300
2009	800,000	$232.21	$185,768,000
2010	800,000	$255.44	$204,352,000
			$417,551,700

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2008, we had approximately $11,270,730 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $1,307,671 and $3,097,786 in the second quarter of 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

Our financial statements are expressed in U.S. dollars, but the functional currency of our operating subsidiaries is RMB. The value of an investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of an investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

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

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the share exchange transaction disclosed elsewhere in this report, we own 100% of the equity interest in Precious Sheen Investments Limited, a British Virgin Islands company (“PSI”). PSI owns 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the PRC (“Chuming”). Chuming is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”).

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The following exhibits are included in this report or incorporated by reference into this report:

Exhibit Number	Description

2.1	Share Exchange Agreement by and among the Energroup Holdings Corporation, PSI and PSI and Energroup Shareholders dated December 31, 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Great Lakes Funding, Inc. (Utah) (1)

3.2	Bylaws of Great Lakes Funding, Inc. (1)

3.3	Articles of Amendment to Articles of Incorporation of Great Lakes Funding, Inc. (Name Change) (1)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (Nevada) (2)

3.6	Bylaws of Energroup Holdings Corporation (2)

3.7	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Common Stock Purchase Warrant issued to Placement Agent (December 2007) (2)

10.11	Short-term Loan Agreement between Shanghai Pu Dong Development Bank Dalian Branch and Dalian Chuming Meat Co. (English summary translation) (4)

10.12	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Food Co. (English summary translation) (4)

10.13	Short-term Loan Agreement between Bank of China Liao Ning Branch and Dalian Chuming Meat Co. (English summary translation) (4)

10.14	Guarantee Agreement between Dalian Chuming Food Co. and Bank of China Liaoning Branch. (English summary translation) (4)

10.15	Employment Agreement with Yizhao Zhang (5)

31.1	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Executive Officer.*

31.2	Rule 13a-14(a) / 15d-14(a)(4) Certification by the Company’s Chief Financial Officer.*

32.1	Section 1350 Certification by the Company’s Chief Executive Officer.*

32.2	Section 1350 Certification by the Company’s Chief Financial Officer.*

*	Filed herewith.
(1)	Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.
(2)	Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.
(3)	Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.
(4)	Previously filed with our Quarterly Report on Form 10-Q on May 20, 2008 and incorporated herein by reference.
(5)	Previously filed with our Current Report on Form 8-K on September 23, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: November 19, 2008	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2008	By:	/s/ Yizhao Zhang
Yizhao Zhang
Chief Financial Officer
(Principal Financial and Accounting Officer)