Form 10-K
period 2008-12-31
ENERGROUP HOLDINGS CORP
filed 2009-03-31
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 11, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $25.84 million based on a closing price of $4.00 per share of common stock as reported on the Over-the Counter Bulletin Board on such date.  On December 31, 2008, we had 21,136,391 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ENERGROUP HOLDINGS CORPORATION

FORM 10-K
For the Year Ended December 31, 2008

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

While our management fully intends to make concerted efforts to manage these risks, we cannot assure you that we will be able to do so successfully. See “Risk Factors” beginning on page 21 of this report.

Our Business

We produce, pack, sell, market and distribute fresh and processed meat products to customers in the People’s Republic of China (“China” or the “PRC”). Our current corporate structure is shown below. We own three PRC operating subsidiaries (collectively, the “Chuming Operating Subsidiaries”):

1.	Dalian Chuming Slaughter and Packaging Pork Company Ltd., whose primary business activity is acquiring, slaughtering and packaging of pork;

2.	Dalian Chuming Processed Foods Company Ltd., whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd., which is responsible for our sales, marketing and distribution activities.

Our three operating subsidiaries are spun off constituents of a former parent company, Dalian Chuming Group Co., Ltd. (the “Group”). Our company is separate and independent from the Group, which operates a different business and has different operations from ours. We took over ownership and control of the three Chuming Operating Subsidiaries from the Group in September 2007 following our corporate reorganization (See subsection entitled “Corporate Reorganization” on page 5 of this report). We are headquartered in the City of Dalian, Liaoning Province of China. Throughout this report, Energroup Holdings Corporation, Precious Sheen Investments Limited, Chuming WFOE and the Chuming Operating Subsidiaries are sometimes collectively referred to as “Chuming.”

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

In 2004, the Group established the Chuming Operating Subsidiaries, which now form the core of our business, and these companies began producing and supplying fresh and processed meats under the Chuming brand name. Since then we have rapidly become a significant producer and supplier in China’s meat industry, and have achieved consistent profitability and growth since inception. In the first three years of operation, our sales have grown at an average rate of 42% per annum. We sell our products to consumers in northeastern China, which has a population of approximately 108 million. In particular, our current customers are concentrated in the Liaoning Province (which has a population of approximately 42 million), and we are the largest pork producer in Dalian City, which has a population of approximately 3 million, or 6 million including the greater metropolitan area. At present, all of our sales are within China, which is the largest pork-consuming nation in the world, with a total of 42 million metric tons consumed in 2008. Due to the rapid development of the Chinese economy, urbanization and strong income growth, we have observed that pork consumption patterns are changing and consumption levels are continuing to increase.

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

Corporate Reorganization Prior to Going Public

PRC law currently limits foreign ownership of certain companies based in the PRC. In order for us to raise equity capital from investors outside of China, we established an offshore holding company by the name of Precious Sheen Investments Limited (“PSI”) in the British Virgin Islands in May 2007. On September 26, 2007, Chuming WFOE entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of the Chuming Operating Subsidiaries to Chuming WFOE. On October 23, 2007, Chuming WFOE completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd.’s 68% interest in Chuming WFOE to PSI, and upon this transfer, Chuming WFOE became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming WFOE (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming WFOE a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

Following this corporate restructuring, PSI became the 100% owner and parent company of Dalian Precious Sheen Investments Consulting Co., Ltd. (“Chuming WFOE”), which in turn owns 100% of the Chuming Operating Subsidiaries: the Meat Company, the Food Company and the Sales Company.

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

$17 Million Financing

On December 31, 2007, we completed a $17 million private placement in which we sold and issued 3,863,635 shares of our common stock to fifteen accredited investors for $4.40 per share. After giving to the both the Exchange Transaction and the Financing, we had a total of approximately 21,136,392 shares of our common stock issued and outstanding, and the PSI Shareholders held 16,850,000 of these shares, constituting approximately 79.7% of our issued and outstanding common stock.

Industry Overview

The following overview in certain instances cites to materials that are publicly available without charge. If no citation is provided with respect to certain information presented in this “Industry Overview” section, that information is attributed to our own research regarding the world pork market and China’s pork industry.

World Pork Market

According to an October 2008 report of the United States Department of Agriculture (USDA), China is the largest pork producer and consumer in the world. China is the leading producer among other countries in the world by a wide margin, and produces and consumes more than half of the world’s pork. The preliminary number for 2008 worldwide production of pork is 96.7 million tons (CWE, carcass weight equivalent). Generous profits in the Chinese swine industry partnered with government subsidies and tax incentives are expected to stimulate production.  The USDA forecast for 2009 is that the production in China is expected to expand by more than 3% (1.2 million tons) over 2008 levels.

Pork Production (1,000 Metric Tons, Carcass Weight Equivalent), 2004-2009 (Estimated)

	2004	2005	2006	2007	2008	2009 Oct.
China	43,410	45,553	46,505	42,878	44,593	46,000
EU-27	21,753	21,676	21,791	22,858	22,300	22,100
United States	9,312	9,392	9,559	9,962	10,682	10,507
Brazil	2,600	2,710	2,830	2,990	3,055	3,160
Russian Federation	1,725	1,735	1,805	1,910	2,040	2,180
Vietnam	1,408	1,602	1,713	1,832	1,850	1,850
Canada	1,936	1,272	1,245	1,247	1,260	1,255
Japan	1,272	1,245	1,247	1,250	1,245	1,240
Philippines	1,145	1,175	1,215	1,245	1,190	1,200
Mexico	1,150	1,195	1,108	1,150	1,142	1,170
Korea, Republic of	1,100	1,036	1,000	1,040	1,045	1,045
Others	5,262	5,312	5,485	5,721	5,723	5,640
Total	92,073	94,551	96,156	94,730	96,710	97,862

Sources: USDA report, Livestock and Poultry: World Markets and Trade, October 2008.

Note: 2008 data is preliminary and 2009 is forecast.

Pork Consumption (1,000 Metric Tons, Carcass Weight Equivalent), 2004-2009 (Estimated)

	2004	2005	2006	2007	2008	2009 October
China	43,042	45,150	46,051	42,726	44,875	46,190
EU-27	20,528	20,632	20,632	21,518	20,924	20,680
United States	8,817	8,673	8,636	8,966	8,604	8,566
Russian Federation	2,338	2,486	2,639	2,803	2,979	3,139
Japan	2,529	2,509	2,452	2,473	2,498	2,488
Brazil	1,979	1,949	2,191	2,260	2,380	2,455
Vietnam	1,386	1,583	1,731	1,855	1,889	1,889
Mexico	1,556	1,556	1,488	1,521	1,597	1,610
Korea, Republic of	1,336	1,311	1,420	1,499	1,499	1,468
Philippines	1,169	1,198	1,239	1,270	1,244	1,243
Canada	1,068	966	973	1,023	982	980
Others	6,145	6,187	6,456	6,663	6,915	6,902
Total	91,893	94,200	95,908	94,567	96,386	97,610

Sources: USDA report, Livestock and Poultry: World Markets and Trade, October 2008.

Note: 2008 data is preliminary and 2009 is forecast.

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

Pork is China’s most important source of meat and is consumed at a much higher rate than other categories of meat. The following 2008 USDA Report shows that pork is consumed in China with three and half times greater volume than poultry or “broiler meat” and more than seven times more than beef:

	Kg Per Person	Relative %
Beef	4.7	9.8%
Broiler Meat	9.6	20%
Pork	33.7	70.2%
Total:	48	100%

Sources: USDA report, Livestock and Poultry: World Markets and Trade, October 2008.

Note: 2008 data is preliminary

In addition to a general preference for pork, urbanization and rapid income growth are working in parallel to create more demand for pork and processed pork products. An emerging middle class of relatively high-income consumers is forming in certain Chinese cities. As household incomes rise, these high-income residents consume more of all categories of foods on a per capita basis. According to the Urban Household Survey conducted in 2000 by China’s National Bureau of Statistics, pork consumption by low-income residents was 13.4 kg whereas it was 19.6 kg for high-income residents. These residents not only demand a greater quantity of food, but also higher quality (e.g. better cuts of meat, foods that are safer or healthier) and convenience (processed foods). Reports of food poisoning and dangerous chemical residues have given rise to strong demand for “green” foods for which we are certified. We believe that affluent consumers would be willing to pay premium prices for foods which have safety-related certifications, foods with purported health benefits or foods with other desirable attributes. We offer a wide range of food products that appeal to demands for safety, convenience, quality and health attributes demanded by high-income urban consumers.

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

Government quality control

Frequent occurrences of food safety scares have hastened the Chinese government’s effort in regulating food safety and quality. For example, in 2006 pork containing Clenbutero were found to be sold in several wet markets in Shanghai that resulted in over 330 people being poisoned, and an outbreak of swine Streptococcus in Sichuan Province led to the death of 17 people. In 2007, the swine industry was plagued with a series of eruption of Porcine Reproductive and Respiratory Syndrome (PRRS), also known as Blue Ear Disease. Outbreaks of Blue Ear Disease were still widely reported in many places throughout China in 2008.  A number of Chinese organizations are involved in an effort to further improve the Chinese meat industry’s safety, hygiene and sanitation standards, including the Ministry of Agriculture, Ministry of Health, State Administration of Quality Supervision, Inspection, and Quarantine, State Food and Drug Administration, and the Ministry of Commerce. Tougher quality standards set for the meat processing industry represent barriers to newcomers while forcing operationally inadequate and financially unsound companies to shut down. Our management anticipates that companies such as ours, with quality meat processing and modern logistics systems, will benefit as they capture market share and build consumer brand loyalty.

Government’s strong support of meat processing industry

The main theme of China’s 11 th Five Year Plan is the development of China’s rural economy. With the widening wealth gap between the rich and poor or between urban and rural regions, China’s central government has shifted its focus from urban industrial growth to rural agricultural development aimed at improving the standard of living in the poorer regions. Many preferential policies were enacted to help the farming communities including subsidized livestock insurance and interest free loans. Scaled meat processors are considered active agents in galvanizing the rural economies by providing jobs, injecting capital, and introducing new technology and management expertise to the local economies. The Five Year Plans are a series of economic development initiatives promulgated by the Chinese government; however, they do not constitute binding or substantive policies or regulations. The Chinese economy has been shaped primarily by through the plenary sessions of the Central Committee and National Congresses. The Five Year Plan serves, in part, as a mapping strategy for economic development, setting growth targets, and launching reforms. The plan usually includes detailed economic development guidelines for all its regions and the nation as a whole. As China has transited from a centrally-planned economy to market economy, the name for the 11th Five-Year Plan has been characterized as a “guideline” rather than a strict “plan”. The 11th Five-Year Plan covers the period from 2006 to 2011.

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

Macro and Demographic Trends

It is widely believed that a middle class is rapidly emerging in China. China’s GDP has been growing at over 9% per year for the past 10 years and has created millions of new consumers.  Although recent government estimates project slower GDP growth of 7.5% in 2009, in the longer term management still believes the trend toward expansion of the middle class in China will translate into higher demand for pork products.

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

Processing of Meat Products in China

In the PRC, regulations relating to the processing of meat products are set forth in the PRC Law of Food Hygiene and the Administrative Measures for the Hygiene of Meat and Meat Products. A PRC food processing company is required to obtain a hygiene permit from the Hygiene Bureau of the relevant districts before it is permitted to apply to the Ministry of Industry and Commerce for a business license.  In 2007, the Chinese government issued the Regulation of Hog Slaughtering and started implementation of this regulation since August 1, 2008.  The government issued the Measures of Administrating Hog Slaughtering in 2008.  These two recent regulations further tightened the regulation of the live pigs market and raised the bar of entry for new competitors, which management believes are advantageous to our market position and will help further our expansion.

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

Our production facilities are located in Dalian, a coastal city with a population of 3 million (6 million including the greater metropolitan area). Referred to as the “Boston of China” due to its Northeast proximity and port orientation, Dalian is the most affluent city in the Liaoning Province, with a population of 42 million. Dalian serves as a finance and export trade center of Northeast China, and is also the center of the “Buo Sea Economical Zone” (“BSEZ”). According to China’s National Bureau of Statistics, the BSEZ covers 12% of the territory and 20% of the population in China, and is the most important economic center in Northern China. The National Bureau of Statistics also projects that these two areas may generate a more rapid growth rate than the overall GDP growth of China in next 10 years. Our facilities include 5 production lines with the slaughtering capacity of 123,318 metric tons and prepared food capacity of 16,000 metric tons. Our prepared food facilities are the largest in Liaoning Province.  In 2008, we renovated and expanded our production facilities for prepared foods, and management believes such improvement will increase our production of prepared foods by another 15,000 metric tons starting in 2009.

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

Our products are sold under the brand name of “Chuming™.” We target consumers who desire high quality pork products. We distribute our products through dealers and agents to more than 242 supermarkets, including Carrefour, Wal-mart, Metro, New-mart, Hymall and others. We also distribute our products to over 3,675 schools, hospitals, factory canteens and restaurants, and more than 860 “Chuming” branded showcase stores or specialty counters in wet markets. These branded showcase stores and specialty counters are resellers of our products with whom we have arrangements to sell our product under the Chuming brand name (the principal difference between branded showcase stores specialty counters being location within a supermarket for the former, and location in a wet market for the latter).

Our business activities are the slaughter, processing, packing and distribution of meat products for sale to clients throughout the PRC. We have a 250,000 square meter campus which houses an international standards-based meat processing plant located in the city of Dalian of the Liaoning Province in the PRC. We have a total of five production lines and an aggregate capacity to slaughter approximately 1.5 million pigs per year. We purchase hogs from more than 3,000 farms in the Liaoning Province and nearby areas, in addition to having an exclusive contract with farms owned and operated by the Group, to supply us with 750,000 live hogs in 2008, 800,000 in 2009, and 800,000 in 2010, at local market prices.  The Group provides breeding pigs, animal feed, vaccination, veterinary services and technology support to our subcontractor pig farmers, resulting in more favorable relations with these small independent suppliers.

Principal Products

We produce, distribute and sell fresh meat and prepared food products under the brand name “Chuming™,” through our dealership distribution network, our own sales force and branded showcase stores in the PRC.

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

In order for the pork to remain fresh, at our facilities the pigs are slaughtered and then processed within 30 minutes. The meat is then cooled but not frozen at a temperature between 32° F (0° C) and 39.2° F (4° C) for about 20 hours. Following this cooling process, fresh pork is cut into various parts in a sterilized room with the constant temperature of 12° C. This reduces the risk of exposure to germs and bacterial contamination. Before delivery, the fresh pork is kept in our storage room at a controlled temperature of 0 to 4° C. The meat is stored in airtight sterilizing rooms filled with ozone, which acts as a sterilizing agent, killing remaining germs and bacteria in the meat.

With our own temperature-controlled vans and trucks, we deliver the fresh pork to our customers including dealers, supermarkets and branded showcase specialty stores. The entire process of cold production, cold storage and cold delivery is what we refer to as the “cold chain system.” This cold chain system ensures the freshness and quality of our product. Our fresh pork products have an average shelf life of 7 days from the date of production.

Frozen Pork

In the production of our frozen pork, the meat is frozen at -31° F (-35° C) to -40° F (-40° C) for 48 hours. It is then stored or transported at a constant temperature of between -0.4° F (-18° C) to -13° F (-25° C). Since frozen pork can be preserved for longer periods of time, our frozen meat products are ideal for distribution across longer distances to the Northeast and North China as well as potentially to international markets such as Korea, Russia and Japan. These products have an average shelf life of 180 days from the date of production. We also sell our frozen pork to restaurants, supermarkets and fresh food markets.

Prepared Food Products

Our prepared food products include prepared pork, seafood and pig by-products, which accounted for 11.57% of our 2008 revenues.

Prepared Pork Products. Our prepared pork products are mainly LTMPs, which are cooked at lower temperatures ranging from 65° C to 85° C and under atmospheric pressure. These meat products generally have a shelf life of 30 days from the date of production if they are stored at a temperature ranging from 0° C to 4° C. For LTMPs, we currently have two series and more than 300 products. These foods are all made from the fresh pork that we produce. The following is a description of the types of prepared pork products we offer:

Ham

•	Chuming Cumin Ham

•	Cooked Ham

•	Roast Ham

•	Premium Ham

•	Sandwich Ham

•	Square Ham

•	Chunky Ham

•	Baby Ham

•	Salted Loin

•	Smoked Ham

Sausage

•	Diary Sausage

•	Garlic Sausage

•	Spicy Sausage

•	Chinese Sausage

•	Taiwan Sausage

•	Baby Sausage

Seafood Products.   Our prepared seafood products are made from fish, shrimp and other varieties of seafood. With our techniques of prepared food production, we prepare seafood products such as fish sausage and shellfish sausage. Seafood products accounted for 6.2% of our revenue for the full year of 2008.  Due to the abundance of seafood in Dalian, located on the Northern coast of China, as well as relatively high profit margins for these products, we plan to expand our seafood output in the future. The following is a description of the varieties of seafood products we offer:

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

We produce our products through two of the Chuming Operating Subsidiaries: (i) the Meat Company in Wangfangdian, and (ii) the Food Company in Dalian.

Our fresh and frozen pork is produced by our subsidiary Meat Company. The Meat Company’s facilities cover 150,000 square meters and utilize state-of-art slaughtering and cutting lines imported from Stork Co. of the Netherlands.  The Meat Company has a slaughtering capacity of 250 pigs per hour, which are 1,500,000 pigs per year at full capacity. Our cutting line has a capacity of 30,132 metric tons per year. Our cold and freezing storage facilities can store up to 6,000 metric tons of fresh products. The fresh pork and frozen pork produced by the Meat Company are typically sold either in whole carcass form or in cuts.

The prepared foods are produced by our subsidiary Food Company, located in the Ganjingzi District of Dalian.  The Food Company, which includes a 10,000 square meter processing facility. There are three prepared food production lines including one pork processing line with the capacity of 10,000 metric tons, one seafood sausage production line with the capacity of 4,500 metric tons and one deli by-product production line with the capacity of 1,500 metric tons.  In 2008, we renovated and expanded our production facilities to increase the production of our prepared foods.  We started using our additional production facilities in January 2009.  Management believes, with the improvement and expansion of our production facilities, the production of our processed foods will increase by 15,000 metric tons from 15,000 metric tons in 2008 to 30,000 metric tons in 2009.  All of the Food Company’s production line equipment is imported from Germany and features state-of-the-art technology. Based on our own market research on our competitors, management believes that the Food Company is now the largest prepared food production plant in the Liaoning Province.

Supply of Pigs

We do not rear pigs, but instead purchase them from our former parent company, the Group and from other suppliers who aggregate supply from local pig farms. We purchase live pigs from the Group and third party suppliers on a cash-on-delivery basis.  While the Group’s breeding operations are well developed and large scale, most of the pig farming in the PRC is generally not well commercialized. Our third party suppliers aggregate supplies from hundreds of small pig farms, which are typically operated as independent family-owned farms. One advantage of decentralized supply is that we obtain competitive market pricing for our supply of pigs. Another advantage is that any outbreak of livestock disease is likely to be confined to a one or more of these farms and would not affect our entire supply. Potential disadvantages from a decentralized supply of pigs include variations in quality of stock, and potential variation in quantity and timing of the supply of hogs to our plant for processing. However, because all pig farmers who supply pigs to us are all located within the greater Dalian City metropolitan area (within a two hour radius by truck), the logistical issues have so far not interfered with our ability to secure a steady supply of hogs. Since we have around 6,000 local pig farmers who will supply hogs to us, we ordinarily are able to obtain a reasonably stable supply of hogs, even when some farms cannot meet our requests for any reason. Also, because our former parent company, Group, acquires pigs directly from independent farmers then sell pigs to us in lots (under our Hog Procurement Agreement), to some extent we have minimized the potential disadvantages discussed above.

Our pig suppliers supply us with regular quantities of pigs per based on the current prevailing market price of pigs on the day of delivery. We typically order a certain number of pigs per day from each of the farms that supply us pigs. For instance, if we expect to order 80,000 pigs per annum from a supplier, that supplier will supply somewhere between 240 and 260 pigs per day.

In order to ensure a consistent supply of fresh pork to our customers, we have made agreements with over 6,000 pig farms in the Dalian, to supplement our usual supply of live pigs. These pig farms have agreed to guarantee us a supply of approximately 350,000 pigs in 2008. Our suppliers have an aggregate capacity to supply us with approximately 1,100 pigs per day.

We normally pay a higher than average price per pig, which is typically RMB 1.25 per kg above the average market price for live pigs, in order to acquire what we believe to be a higher quality supply of pigs. Although we pay a premium for a higher quality supply of pigs, our management believes that the benefits of this strategy outweigh the costs because of the goodwill that results from providing a consistently high-quality product to our customers.

We pay different “market prices” for live pigs depending on quality and weight.  Incoming live pigs are graded by our quality control personnel based on a number of criteria (including fat content, health of the animal, absence of injuries, the net weight), into several categories including “Grades 1- 4” and “below-grade,” with Grade 1 being the highest quality (and accordingly the highest price per kilogram).  We then determine prevailing market prices for live pigs for these various grades based on market data drawn from the local marketplace, which fluctuates daily.  Approximately 80% of the live pigs purchased by us are in the Grade 1 and Grade 2 categories.  For example, for the first quarter of 2008, approximately 80% of the live pigs purchased by us were Grade 1 and 2, with the remainder in Grade 3 and 4. Since we generally select higher-quality pigs (Grades 1 and 2) among all live pigs available for purchase in the marketplace, as a result we pay a higher than average price per kilogram for our overall supply of live pigs.

In 2006, 2007 and 2008, we paid a total of $ 59.2 million, $ 110.4 million and $ 125.6 million, respectively, for our total supply of live pigs. We paid the Group an aggregate of $61.7 million and $72.7 million for live pigs during the years of 2007 and 2008, respectively, and the amounts paid were determined as described above.

Under our Long-Term Hog Procurement Agreement between the Group and Meat Company, the Group agreed to supply no less than 800,000 live hogs in 2009, 800,000 in 2010, and 800,000 in 2011, and the price for the hogs is set at the fair market price at the time of delivery.

In 2007, we experienced a severe supply shortage of hogs that was unanticipated.  According to China Livestock and Products Annual Report 2007 dated September 2, 2007 by the USDA Foreign Agriculture Service, the severe supply shortage of hogs in 2007 was because of a series of outbreaks of Porcine Reproductive and Respiratory Syndrome (PRRS), also known as Blue Ear Disease, in China from May 2006.  In 2007, we processed approximately 791,440 pigs through December 31, 2007, which were 208,560 short of our target of 1,000,000 pigs for 2007.  The problem of Blue Ear Disease persisted through 2008, and many of such cases were widely reported throughout China.  In 2008, we processed approximately 806,427 pigs through December 31, 2008, which were 193,573 short of our target of 1,000,000 pigs for 2008.  Due to the shortage of supply of hogs, during 2008 the government started offering subsidies and tax incentives to pig farmers in an effort to stimulate production.   However, the positive effects of such government incentives may take some time to realize.  Pigs normally have a growth cycle of 175 days before they are full grown and slaughtered, and with the outbreaks of the Blue Ear Disease, the supply of pigs remained tight and the price of pork remained high in 2008 as a result of the shortage of supply.  The average pork price increased by 28 percent in 2008 compared to 2007.

We participate in a breeding program with local farmers – under this program, after a careful selection process, every participating breeder must have a pig farmer provide a guarantee of supply, who must be responsible for making up any differences between the agreed amount and actual number of pigs supplied to us. This program has been in existence since 1998.  Management believes that since our breeding program has successfully increased farmer income and tax revenue in our region, our local government has welcomed these programs.

Among our suppliers, Zheng Baojiang, Zhang Jihuan, Wang Fujie, Ge Hongqi, and Chen Lienhe are the most successful pig farmers in our supply chain, and they supplied an aggregate of 12,500, 10,000, 9,000, 8,500 and 7,000 hogs respectively through each of the 12 months of 2008, contributing to 5.8% of our total supply.

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

We have found that Chinese households prefer fresh pork to frozen pork. Consumers typically buy fresh pork in small quantities, in frequent visits to markets where it is sold. Households usually choose the supermarkets, the wet market, or Chuming™ branded showcase stores to buy the fresh pork based on convenience. This type of customer accounted for 92% of our revenues in 2008.

Canteens include the cafeterias of government agencies, schools, factories and hospitals. These customers, including restaurants, often purchase our pork from Chuming™ branded showcase stores or directly from agents or wholesalers of the Company. This customer segment accounted for 6% of our revenues in 2008.

In addition to the above two types of customers, we also provide branded food processing companies with fresh and frozen pork. However, this customer segment accounted for less than 2% of our revenue in 2008.  Since our sourced pigs are of good breed and have undergone strict quality control in the production process, these food processors regularly rely on our pork as an ingredient in their products. Our clients in this segment include Taiwan Dachan, a feed supplier and food processor in Taiwan. These food processing companies typically gain access to our products through Chuming agents or wholesalers.

Our largest customer accounted for approximately 26%, 8.8% and 9% respectively of our total turnover for the years ended December 31, 2006, 2007 and 2008. Our top five customers accounted for approximately 71%, 45% and 37.5% of our total turnover for the years ended December 31, 2006, 2007 and 2008, respectively. None of our directors, their associates or any significant shareholder of the Company has any interest in any of our five largest customers.

Distribution Network

Our distribution network is organized and divided by geographic markets and sales regions, including: Dalian Metropolitan, Eastern Liaoning, Western Liaoning, Jilin, Heilongjiang and Hebei markets. In each market, we have a team led by a sales officer whose objective is to expand the Chuming sales network by developing potential dealers, agents and wholesalers, and to maintain the existing network by assisting our sellers. Our Sales Company works with dealers, agents and wholesalers, who then submit orders directly to us.

Sales by Region for the Year Ended December 31, 2008

Dalian	59%
Shenyang	24%
East Liaoning	5%
North Liaoning	3%
West Liaoning	3%
Others	6%

Retail Strategy

To differentiate ourselves, we have a unique retail strategy to complement our wholesale operations. We sell our product to “showcase stores” which are owned and operated by independent operators. These specialty boutique-type stores must have the same design and physical layout and must follow our operating methodologies. These storefronts are highly visible with the Chuming™ brand name. We also set merchandising and pricing policies and all employees must undergo a mandatory training program. There are currently over 860 such boutique stores in Liaoning Province, providing high brand recognition and communicating a message of quality that will benefit all channels. These boutique stores target the new middle class that desire and can afford high quality goods and services. They provide particular convenience to a typical busy two-income, middle-class family which shops frequently after work. Most of these boutique shops are located in Dalian and the major cities of Liaoning Province. Each store has a minimum monthly sales requirement depending on the city and store.

Dealers, agents and wholesalers who we work with serve their own diverse distribution channels. Our affiliated dealers organize their sales to stores and supermarkets, such as Carrefour, Wal-mart, Hymall, New-mart and Metro. Our affiliated agents assist in identifying locations and opening Chuming™ branded showcase stores in their region, important to expanding our revenues. Our affiliated wholesalers typically organize the sales to canteens and restaurants as well as food processing companies. In some regions, our affiliated agents will also directly contact local canteens and restaurants.

Chuming’s Distribution Network

We have our Chuming™ branded counters in large stores and supermarkets, which are the most important and highly visible locations to enhance our brand and image. Since large supermarkets such as Carrefour and Wal-mart have strict requirements to approve any suppliers, having Chuming™ counters in these mega-retailers’ flagship stores reinforces the consumer confidence in our products. We have Chuming™ counters in more than 242 large supermarkets located in Northeast China and the Hebei Province.

Our most popular product, fresh pork, is sold primarily though our Chuming™ branded showcase stores. Chuming™ showcase stores are usually located in high-density, urban residential areas easily accessible by our customers. The Chuming™ showcase stores also save time compared to long lines sometimes found at large supermarkets. Chuming™ showcase stores are all equipped with refrigerators to keep the pork fresh. We have established more than 860 Chuming™ showcase stores now operating in Dalian and throughout the Liaoning Province.  In the next few years, we aim to increase the number of our Chuming™ branded franchise stores to more than 1,000 outlets.

We provide operators of showcase stores and specialty counters with equipment (refrigerated showcases, signage, uniforms, heating equipment for processed food and other equipment), labels and packaging, technical assistance, and permission to sell our products under the Chuming™ brand name. These operators pay us an equipment deposit (to cover the cost of equipment), a trademark usage guarantee deposit, a uniform fee (for the cost of employee uniforms), a one-time start-up fee to cover the costs of certain materials, and an ongoing fee of approximately 0.5% of the total purchase amount of the products these operators purchase from us. Operators agree to sell our products exclusively, and may sell other products only with our consent. Operators are responsible for payment of their own taxes and government fees, leasing expenses, and other operating costs. If an operator is terminated, we will refund the equipment deposit upon return of the equipment, and the trademark deposit if the operator has complied with the trademark usage guidelines we provide to them. We generally reward high-volume operators with discounts and incentives on a case-by-case basis.

Delivery

In China, one of the main obstacles to expanding market share and developing national brands has been logistical management during processing. We address this issue by equipping our processing plant with modern technologically advanced, state-of-the art equipment and production lines. Our advanced logistical infrastructure includes the use of bar coding and electronic interchange to enhance the speed and accuracy of data flow. Over the years, we have built an extensive logistical system that includes 36 contracted refrigerated container trucks that allow us to better preserve the meat and to expand our market scope by delivering food to farther retail points. As a result, we have been able to make deliveries within a 500km radius of our Dalian processing plant. Furthermore, our modern information technology system adds additional competitive advantage as it provides us real time market and production data which in turn enables us to capitalize on the timely information regarding market pricing, inventory levels, and changes in demand.

After orders are gathered and processed at the Sales Company, our products are delivered utilizing our transportation fleet and through pick-up by certain accounts at our facilities. The quality of our fresh pork is highly dependent on the storage room and delivery vehicles once they leave the chill room. We currently own 36 temperature-controlled vehicles, which we employ in our operations to help guarantee the freshness of pork at the point of delivery to customer locations in our primary market which is within a two-hour radius of Dalian.

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

We currently have 82 Quality Control (QC) personnel who run and refine our quality assurance system. This system is divided into two sections: Meat Production Supervision and Processed Meat Supervision. The 82 employees who work in our quality assurance program consist of 34 quality control engineers and 48 staff. All members of the QC team are trained technicians with qualifications and experience in animal husbandry, quarantines and veterinary medicine. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

In addition, government inspectors regularly and permanently work in our slaughtering and packaging plant every shift. They examine animals before slaughter, supervise sanitation, inspect carcasses and internal organs for diseases during the slaughtering and processing procedures, and then certify carcasses and packaged products as to consumer readiness.

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

Competition

We are currently one of the largest meat producers in the three northeast provinces of Jilin, Liaoning and Hei Longjiang. According to management’s estimates, in Liaoning Province, we are the market leader for both fresh pork with 9.6% market share and for meat products with a 2.7% market share. Management estimates that in Dalian, we are the market leader for fresh pork with a 52% market share, and shares the lead position for meat products with a 23% market share. As we expand geographically, we expect to encounter additional regional and local competitors. Our management believes that all food segments in China compete on the basis of price, product quality, brand identification and customer service, and that we are well positioned in all of these areas.

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

Advertising and Promotional Activities

Advertising and promotional expenses were $1,764,788, $2,241,062 and $869 for the years ended December 31, 2008, 2007, and 2006, respectively.  Our advertising and marketing expenditures decreased considerably from $2,241,062 in 2007 to $1,764,788 in 2008, partly attributable to outsourcing some of the marketing and promotion of our products to our independent sales agents, and in return the Company gave them bigger discounts and incentives on our products.   The Company believes that advertisements can be handled more effectively at a regional and local level by the sales agents individually, and at the same time it is also more cost effective for the Company.  In 2008, we allocated more of our resources to increase the advertising and promotional activities aimed at higher performing regions, retailers and supermarkets.

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

We require all resellers who we work with, including specialty counters and showcase store operators, to comply with our trademark usage policy, and require them to pay trademark usage guarantee deposits. We also have approximately 42 employees who randomly inspect the facilities of the over 792 operators we work with to ensure compliance with our policies and other guidelines. We will generally terminate our business relationship with operators found violating our policies.

Research and Development

We have two operations, a Meat Engineering Center and a Sea Products Center, focused on the development of new products to the market. In addition to meeting the taste demands of consumers, these groups focus on quality, nutrition and safety standards. These groups draw upon a 25-employee research and development staff, including three professors in the field of animal nutrition and biology, supporting the safe and rapid introduction to the market of new products, specifically in the areas of seafood and meat by-products. We currently have more than 125 products available to consumers, with the average rate of three new products ready for the market per month. We are also working on anti-freezing experiments to facilitate preservation of our meats so as to minimize or eliminate the use of chemical preservatives.

Government Approval and Regulation of Principal Products

The Chinese government is actively promulgating a plan for “safe meat” and is expected to raise the proportion of slaughtering automation to over seventy percent of all meat and actively enforce authorized slaughtering and quarantine. Government initiatives take the form of benefits ranging from special grants, subsidized financing, preferential tax policies, and direct government funding and other types of subsidies aimed at encouraging the modernization of the meat industry. In addition, while it is possible that the Chinese central or provincial governments may enact more stringent regulations that raise standards for the meat processing industry, we believe that our company is currently a leader in meat processing safety standards, and would not be affected by such increased standards.

Compliance with Environmental Laws

We own two wastewater treatment plants on premise with a daily treating capacity of six hundred tons for each plant. Those plants were designed to comply with the Integrated Wastewater Discharge Standard of the PRC and the Environmental Protection Regulation of Dalian City. To the knowledge of our management, we have been in full compliance with environmental protection regulations during at least the past three years.

Employees

We currently have approximately 670 employees, the composition of which is as follows:

	R&D and Engineering	Production	General and Administrative	Sales and Marketing	Quality Control	Total
Meat Company	12	189	24	12	15	252
Food Company	18	166	12	8	12	216
Sales Company	0	0	20	182	0	202
Total	30	355	56	202	27	670

We and our predecessor companies have experienced excellent employee retention, which we believe is a result of our consistently-applied management policies and proactive employee benefit program participation. The average tenure is four years for factory workers and twelve years for management staff. All employees are provided with health insurance, unemployment insurance and retirement benefits that are provided by the government. We make regular payments into these government-sponsored health insurance and retirement programs for each employee. Additionally, we provide free meals and accommodations to all employees on shift.

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

Live pigs and raw pork are the principal raw materials used in our production. We procure approximately 58% of our live pigs from Group, and the remainder from various of third party suppliers who are independent farmers. Our third party suppliers may not continue to be able to supply an adequate number of live pigs to satisfy our present and future production needs. The supply of pigs is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pig supply could materially disrupt our production and adversely affect our business. In addition to live pigs, we also use additives and packaging in our production, which we source from third party suppliers. Any interruptions to or decline in the amount or quality of our additives or packaging supply, could also disrupt our production or sales and adversely affect our business.

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

During 2007 and 2008, prices of live pigs rose sharply.  If the costs of raw materials or other costs of production and distribution of our products increase further, and we are unable to entirely offset these increases by raising prices of our products, our profit margins and financial condition could be adversely affected. According to China Livestock and Products Annual Report 2007 dated September 25, 2007 by the USDA Foreign Agricultural Service, the severe supply shortage of hogs in 2007 was because of a series of outbreaks of Porcine Reproductive and Respiratory Syndrome (PRRS), also known as Blue Ear Disease, in China from May 2006.  Blue Ear Disease is an infectious disease that affects swine, characterized by reproductive disorders, premature delivery, miscarriage, and stillbirth—as well as abnormal breathing in piglets. According to the report, shortages and a sharp pork price increase occurred as a result of Blue Ear Disease. The average pork price increased by 48 percent from January to August 2007 over the same period in 2006, while prices in July and August 2007 increased by 86 and 87 percent, respectively, from the same months in 2006. The series of outbreak of Blue Ear Disease persisted in 2008.  In 2008, the supply of pigs remained tight and the price of pork remained high.  The average pork price increased by 28 percent in 2008 compared to 2007.

We paid the Group an aggregate of $61.7 million and $72.7 million for live pigs during the full years of 2007 and 2008, respectively.

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

We currently derive substantially all of our revenues from sales in China and any downturn in the Chinese economy could have a material adverse effect on our business and financial condition.

Substantially all of our current revenues are generated from sales in China. We anticipate that revenues from sales of our products in China will continue to represent a substantial proportion of our total revenues in the near future. Any significant decline in the condition of the PRC economy could, among other things, adversely affect consumer buying power and discourage consumption of our products, which in turn would have a material adverse effect on our business and financial condition.

We rely on our exclusive network of showcase stores, network stores and supermarket brand counters for the success of our sales and our brand image, and should they perform poorly, our business and brand image could be materially and adversely affected.

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Chuming logo on our store facades. For the fiscal year ended 2008, these retail outlets accounted for approximately 40% of our total revenue. If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. Chuming does not own any of the retail based stores.

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

Environmental regulations and related government action or litigation could have a material adverse effect on our business and results of operations.

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

We have incurred, and will continue to incur, significant capital and operating expenditures to comply with these laws and regulations. We cannot assure you that additional environmental issues will not require currently unanticipated investigations, assessments or expenditures, or that requirements applicable to us will not be altered in ways that will require us to incur significant additional costs.

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

Our operations are vulnerable to interruption by fire, power failure and power shortages, floods, computer viruses and other events beyond our control.  In the event a power failure or power shortage occurs, we have our own back up electricity generators prepared for such emergencies.  In particular, China, especially eastern and southern China, is experiencing frequent electricity shortages.  In addition, we do not carry business interruption insurance to compensate us for losses that may occur as a result of these kinds of events and any such losses or damages incurred by us could disrupt our production and other operations.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal controls over financial reporting, beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur increased costs as a public company which may affect our profitability and an active trading market.

As a public company, Chuming will incur significant legal, accounting and other expenses that it did not incur as a private company. We are now subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, has required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

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

•
Rate of inflation. According to the Consumer Price Index (CPI) compiled by the National Statistics Bureau of China, the overall rate of inflation (CPI) in December 2008 is 5.9% and the rate of inflation for food in December 2008 was 14.3%, which are substantially higher than most of the developed countries, and these factors affect the local market environment in which Chinese firms must operate.

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

Risks Related to Our Corporate Structure

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our business in the PRC through Chuming WFOE by means of certain ownership arrangements. If the PRC government determines that these ownership arrangements do not comply with applicable regulations, our business could be adversely affected and we could be subject to sanctions.

As a result of the share exchange transaction disclosed elsewhere in this report, we own 100% of the equity interest in Precious Sheen Investments Limited, a British Virgin Islands company (“PSI”). PSI owns 100% of the equity in Dalian Precious Sheen Investments Consulting Co., Ltd., a wholly foreign owned enterprise in the People’s Republic of China. Chuming WFOE is a holding company for the following three operating subsidiaries: (i) Dalian Chuming Slaughter and Packaging Pork Company Ltd., (ii) Dalian Chuming Processed Foods Company Ltd., and (iii) Dalian Chuming Sales Company Ltd., each of which is a limited liability company headquartered in, and organized under the laws of, China (collectively, the “Chuming Operating Subsidiaries”). Throughout this report, PSI, Chuming WFOE and the Chuming Operating Subsidiaries are sometimes collectively referred to as “Chuming.”

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through Chuming WFOE. Chuming WFOE holds the licenses and approvals necessary to operate our business in China.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investment in Chuming and their operating subsidiaries in China. As a result of our holding company structure, we rely entirely on payments or dividends from Chuming WFOE for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our shares of common stock.

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

Acquisitions of the type we just completed with Chuming are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals.

Historically, the SEC and Nasdaq have not generally favored transactions in which a privately-held company merges into or is acquired by a largely inactive company with publicly traded stock, and there is a significant risk that we may encounter difficulties in obtaining the regulatory approvals necessary to conduct future financing or acquisition transactions, or to eventually achieve a listing of shares on one of the Nasdaq stock markets or on a national securities exchange. On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority, which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in agricultural markets;

•	changes in the economic performance or market valuations of other meat processing companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint

•	ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in China.

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

Item 1B. UNRESOLVED STAFF COMMENTS

On February 11, 2008, we filed a registration statement on Form S-1 in order to register shares of our common stock for resale by selling shareholders. On March 7, 2008, we received a letter from the staff of the Securities and Exchange Commission (“SEC”) with comments on our initial Form S-1 filing. On April 29, 2008, we filed Amendment No. 1 to our Form S-1 to respond to the staff’s comments.   On May 13, 2008, we received an additional comment letter from the SEC.  On May 27, 2008, we filed Amendment No. 2 to our Form S-1 in response to these comments.  On June 9, 2008, we received an additional comment letter from the SEC.  As of the date of this report, we have not filed an amendment to the S-1 registration statement in response to the SEC’s June 9, 2008 comments.

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

Land Lease on Main Facility

We have acquired the land use certificate for 89 acres of land in Dalian City, which entitles us to use and dispose of the land and the commercial or residential buildings located on the land. Our Food Company occupies this piece of land.

We have also opened offices in eighteen cities outside of Dalian. We have entered into leasing agreements for those office spaces for terms ranging from one and three years. These offices are mainly sales offices and they are generally very small in size. They are located in surrounding cities, mainly in Liaoning Province. In total, we paid approximately $69,000 rent in 2008 for these eighteen offices.

Real Property Rights

We have rights to use and occupy two parcels of state-owned land, which are 106,466 square meters and 48,461 square meters in area, respectively, on which our operations are located. These land use rights are granted to us under two certificates dated March 3, 2003, granted by the Government of the Ganjingzi District of Dalian: (i) Gan Guo Yong [2003] No. 04010 for Site Number 4-17-03-09 (106,466 square meters), and (ii) Gan Guo Yong [2003] No. 04009 for Site Number 4-17-03-10 (48,461 square meters). These land use rights entitle us to use of the land for a period of fifty years (until March 20, 2053) for industrial purposes. Our Food Company occupies these two pieces of land.

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

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Equity

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ENHD.” As of December 31, 2008, there were approximately 182 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last three fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Low	High
2008

Quarter ended December 31, 2008	$0.25	$259.50
Quarter ended September 30, 2008	$0.25	$5.00
Quarter ended June 30, 2008	$5.00	$5.00
Quarter ended March 31, 2008	$5.00	$241.50

2007

Quarter ended December 31, 2007	$5.00	$5.00
Quarter ended September 30, 2007	$4.65	$4.65
Quarter ended June 30, 2007	$4.65	$4.65
Quarter ended March 31, 2007	$4.65	$4.65

2006

Quarter ended December 31, 2006	$0.30	$0.30
Quarter ended September 30, 2006	$0.30	$0.30
Quarter ended June 30, 2006	$0.30	$1.01
Quarter ended March 31, 2006	0.30	1.01

On March 11, 2009, the closing sale price of our common stock on the OTC Bulletin Board was $4.00 per share.

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

Item 6. SELECTED FINANCIAL DATA

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our predecessor’s financial statements and the related notes included elsewhere in this report. The financial data for the twelve month period ending December 31, 2008, 2007 and 2006 were derived from audited financial statements included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2008 (audited)	2007 (audited)	2006 (audited)	2005 (audited)	2004 (unaudited)
Consolidated Statements of Operations Data:

Sales	176,360	124,696	70,396	54,119	654
Cost of Sales	149,794	104,379	57,794	45,284	711
Gross Profit	26,566	20,317	12,601	8,835	(56)
Operating Expenses	7,823	6,246	2,891	1,647	402
Income from Operations	18,743	14,071	9,709	7,188	(459)
Other Income (Expense), net	(11,385)	(1,476)	(1,583)	(1,008)	5,164
Income Before Taxes	7,357	12,620	8,126	6,180	4,705
Income Taxes	(520)	968	1.6	191	66
Net Income	6,837	11,652	8,128	5,988	4,772
Foreign Currency Translation	528	2,064	611	286	-
Comprehensive Income	7,366	13,716	8,739	6,274	0.7
Basic Net Income Per Share (in US$)	0.40	0.67	0.47	0.35	0.28
Diluted Net Income Per Share (in US$)	0.32	0.67	0.47	0.35	0.28
Basic Weighted Average Number of Shares Outstanding	13,409,120	17,272,756	17,272,756	17,272,756	17,272,756
Diluted Weighted Average Number of Shares Outstanding	17,272,756	17,272,756	17,272,756	17,272,756	17,272,756

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2008 (audited)	2007 (audited)	2006 (audited)	2005 (audited)	2004 (unaudited)
Balance Sheet Data:
Total Assets	$90,683	$66,620	$56,846	$50,993	$29,957
Current Liabilities	23,758	17,682	16,764	18,979	2,358
Long Term Liabilities	-	-	17,909	18,580	19,309
Stockholders Equity	66,926	48,938	22,174	13,434	8,290

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2008, 2007, and 2006 should be read in conjunction with the Selected Consolidated Financial Data, the consolidated financial statements, and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

We are a meat processing company that specializes in pork and pork products. We have a unique wholesale and retail distribution model and sell directly to over 9,200 retail outlets, including supermarkets and hypermarkets across Northeast China.

Dalian Precious Sheen Investments Consulting Co., Ltd., or Chuming WFOE, is our holding company established in the People’s Republic of China (the “PRC” or “China”) as a holding company for our three PRC operating subsidiaries, referred to elsewhere in this report as the “Chuming Operating Subsidiaries”:

1.	Dalian Chuming Slaughter and Packaging Pork Company Ltd. (also referred to in this report as “Meat Company”), whose primary business activity is acquiring, slaughtering and packaging of pork;

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

While our significant accounting policies are more fully described in Note 2 to our combined financial statements included in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.   As of December 30, 2008, the detailed identities of the consolidating subsidiaries are as follows:

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

Accounts Receivable

The Company extends unsecured, non-interest bearing credit to its customers; accordingly, the Company carries an allowance for doubtful accounts, which is an estimate, made by management.  Management makes its estimate based on prior experience rates and assessment of specific outstanding customer balances.  Management may extend credit to new customers who have met the criteria of the Company’s credit policy.  It is typically the case that new customers must make payments in advance before we sell our products to them. For our premier customers such as supermarkets, we do typically provide a grace period for payment at approximately 30-45 days.

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

In connection with our reverse acquisition completed on December 31, 2007, a total of 3,863,636 shares of our common stock held by a trust, the beneficiaries of which include our CEO Mr. Shi Huashan and his family, were deposited into a make good escrow account. See “Strategic Financing” beginning on page 4. We accounted for this deposit of escrow shares as “contingent shares,” and accordingly reduced the number of shares deemed outstanding for accounting purposes from 17,272,756 to 13,409,120. Accordingly, our “basic” weighted average shares outstanding is 17,272,756, and our “diluted” weighted average shares outstanding is 17,272,756. If and when the make good escrow shares are released to their original owners or to investors, our “basic” weighted average shares outstanding will be increased accordingly. The effect of this accounting treatment of the make good escrow shares, is that our reported basic net income per share will be higher than our diluted net income per share, during the period in which the make-good shares are held in escrow.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2008 and December 31, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended			Year Ended
	December 31,	% of		December 31,	% of
	2008	Sales		2007	Sales
Sales	$176,360,013	100.00%		$124,696,036	100.00%
Cost of Sales	149,794,249	84.94%		104,378,909	83.67%
Gross Profit	26,565,764	15.04%		20,317,127	16.33%
Selling Expenses	5,147,366	2.92%		4,672,862	3.75%
General & Administrative Expenses	2,675,661	1.52%		1,572,836	1.26%
Total operating Expense	7,823,027	4.44%		6,245,698	5.01%
Operating Income / (Loss)	18,742,737	11.32%		14,071,429	11.32%
Other Income (Expense)	(11,385,383)	(6.46	) %	(1,475,730)	(1.16	) %
Earnings Before Tax	7,357,354	4.17%		12,619,687	10.16%
(Income Tax Expense) / Deferred Tax Benefit	(520,089)	(0.29	) %	(967,540)	(0.78	) %
Net Income	$6,837,265	3.88%		$11,652,147	9.38%
Basic and Diluted Earnings Per Share	0.32			0.67
Weighted Average Shares Outstanding	17,272,756			17,272,756

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2008, we had sales of $176,360,013 as compared to sales of $124,696,036 for the year ended December 31, 2007, an increase of approximately 41.4%. This increase consisted of an increase in the sale of Fresh Pork of $46.5 million or 48.8%, from $95.3 million in 2007 to $141.8 million in 2008, an increase in the sale of Frozen Pork of $2.9 million or 26.4%, from $11.2 million to $14.1 million, and an increase in the sale of Processed Food Products of $2.2 million or 12.1%, from $18.2 to $20.4 million for the years then ended.  In 2008, we raised our average per-kilogram sale prices to our customers, which coincided with an increase in the cost of live pigs and other production costs.  The average per-kilogram sales price for our Fresh Pork, Frozen Pork and Processed Foods to customers increased by 12%, 28.8% and 30.9%, respectively, compared to the prior year.

Despite the high price of live hogs, our sales volume of products (by weight) still increased slightly for Fresh Pork and Processed Foods by 4.13% and 0.1%, respectively, compared to 2007.  We usually sell our Fresh Pork through our independent sales agents and supermarkets.  Our profit margin for sales through supermarkets is generally higher than other channels, which is the reason why we are continuing to actively pursue this particular sales channel.  In 2008, many of our sales agents were able to achieve higher sales since we implemented the extension of payment terms to creditworthy customers.  Since many of our sales agents are long standing customers with good credit, they were able to take advantage of the extension of payment terms to generate greater cash flow and to create higher sales in 2008.  Another factor attributable to the increase of sales and sales volume was that we increased the number of our sales agents and showcase stores from 7,600 in 2007 to 9,200 in 2008.  Management believes that this increase in sales and sales volume, despite elevated live hog prices, resulted from increased consumer demand, and increased consumer awareness of our brand and availability of our products.  However, the sales volume of our Frozen Pork decreased considerably in 2008, with 38.3% less sales volume compared to the prior year.  Even though the  sales volume of Frozen Pork decreased significantly in 2008, our sales revenue for Frozen Pork increased by 26.4% from 2007 because we were able to increase the prices of Frozen Pork, and pass most of it to our consumers.  Our Frozen Pork is usually sold to cities outside of Liaoning province and the sales volume was especially impacted during the fourth quarter of 2008,which  management believes is due to the effect of economic slowdown, which led to less spending on certain foods such as meat products.

Cost of Sales. Cost of sales for 2008 increased by $45,415,340 or 43.5%, from $104,378,909 for the year ended December 31, 2007 to $149,794,249 for the year ended December 31, 2008. The significant increase in cost of sales was mainly attributable to the cost of live pigs.  Our cost of sales for our various product categories in 2008 is summarized as follows:

	(In thousands of U.S. Dollars)
		% of		% of
	2008	Sales	2007	Sales
Fresh Pork	$121,742	81.2%	$84,622	81.11%
Frozen Pork	11,026	7.4%	7,058	6.76%
Processed Food Products	17,019	11.4%	12,653	12.13%
Total Cost of Sales:	$149,794	100%	$104,378	100%

Management estimates that the average cost of live pigs increased by approximately 28% for 2008, as compared with the prior year, which was the most significant factor causing an increase in our cost of sales.  In 2007, the average cost for live pigs progressively increased from RMB8.0 per kilogram in first quarter, to RMB10.3 per kilogram in second quarter, to RMB13.78 per kilogram in third quarter, and to RMB14.2 per kilogram in the fourth quarter.  The average price for live hogs was RMB11.46 per kilogram for the full year of 2007.  In 2008, the price of live pigs reached RMB16 per kilogram in the first quarter, then the average price decreased slightly to RMB15.76 in the second quarter, and then further declined to an average price of RMB14.43, where it remained for the last two quarters of 2008.  The average price for live hogs was RMB14.63 per kilogram for the full year of 2008.

In 2008, we experienced price increases in electricity, water and coal, all of which we use in our production process.  However, this increase in utilities was in proportion to the increase of our sales volume, and not due to an increase in the unit price of the utilities, with the exception of coal for which the unit price did increase slightly.  Total wages increased in 2008 due to the addition of new employees to handle the increase of our sales, but the salaries of our employees remained stable.  Lastly, we experienced slight increases in transportation and delivery costs in 2008, corresponding with the increased sales.  Even with the significant increase of the cost of live pigs in 2008, management estimates that we were able to recoup approximately 98% of the cost increases through increased consumer prices for our products.  Management also believes that productivity remained steady, with no significant changes from 2007 to 2008.

Gross Profit. Gross profit was $26,565,764 for the year ended December 31, 2008 as compared to $20,317,127 for the year ended December 31, 2007, representing an increase of $6,248,637, or approximately 30.8%.   The gross profits for Fresh Pork, Frozen Pork and Processed Foods in 2008 were $20,059,628, $3,109,969 and 3,396,166, respectively.  Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products.  In 2008, we increased the prices of our products in order to mitigate the impact of higher prices of live hogs in 2008.   Our gross profit as a percentage of sales was 15.04% in 2008 as compared to 16.33% in 2007. The slight decrease in gross profit as a percentage of sales was attributable to the increased cost of live pigs, which we were not able to pass all of such increase to our customers.

Selling Expenses. Selling expenses totaled $5,147,366 for the year ended December 31, 2008, as compared to $4,672,862 for the year ended December 31, 2007, an increase of $474,504 or 10.2%.  The increase of our selling expenses in 2008 is attributable to the addition of new salespersons to our sales team, increased incentives for salespersons, buy-in fees paid to supermarkets for placement of our products, and expenses for market and product development, sales planning and training, etc.   In 2008, our advertising and marketing expenditures decreased from $2,241,062 in 2007 to $1,764,788 in 2008.   Our advertising and marketing expenditures decreased considerably because part of the marketing and promotion of our products were handled individually by sales agents, and in return the Company gave them bigger discounts and incentives on our products.   The Company believed that advertisements can be handled more effectively at a regional and local level by the sales agents, and at the same time it is also more cost effective for the Company.  In 2008, the Company allocated more of our resources and increased advertising and promotional activities aimed at higher performing regions, retailers and supermarkets.  Our advertising and promotional activities included television commercials, radio, magazine and newspaper advertisements, and exhibitions.  The Company also developed new markets in 2008, adding nine new sales offices in cities such as Harbin, Dalian and Changchun, etc.

General and Administrative Expenses. General and Administrative Expenses totaled $2,675,661 for the year ended December 31, 2008 as compared to $1,572,836 for the year ended December 31, 2007, an increase of $1,102,825 or 70.1%. This significant increase is primarily attributable to higher costs of doing business as a public company.  In 2008, our expenses for attorneys,  accountants  and public relations consultants increased, as compared to the prior year.  Because the amount of our total sales was higher in 2008, we also had to contribute more into a riverbank maintenance fee, price adjustment fund, and stamp tax mandated by local governmental agencies in proportion to our total sales.  In 2008, our land use tax has increased from RMB 4.5 to RMB 6 per square meter which also slightly increased our general expenses.

Other Income (Expense). Our other income (expense) consisted of Interest Income, Other Expenses, and Interest Expense. We had total Other Expenses of $11,385,383 for the year ended December 31, 2008 as compared to $1,451,742 for the year ended December 31, 2007, an increase of $9,933,641 or 684.3%. The substantial increase in Other Expenses in 2008 was primarily attributable to the accrual of the expected release of escrowed shares pursuant to a make good agreement related to the Exchange Transaction and Financing on December 31, 2007.

Pursuant to such make good agreement, a total of 3,863,636 shares of our common stock held by a trust, the beneficiaries of which include our CEO Mr. Shi Huashan and his family, were deposited into a make good escrow account.  These shares are to be released back to Mr. Shi and his family if the Company meets the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  In the event that the Company does not meet the aforementioned financial targets, the escrowed shares will be released, on a pro-rata basis, to the investors in the Financing.  In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company expects to record a compensatory expense for the shares upon their release from escrow.  Whether the shares are released to the accredited investors or released to Mr. Shi, the Company will record an expense with a corresponding credit to the Company’s contributed paid in capital.  The Company anticipates that compensatory expense to be recognized in future operating periods could be in a range between $17 million to $29.2 million. The Company approximates this range based on the per share offering price of $4.4 at December 31, 2007 and a potential future stock price of $7.57 based on a $20 million net income (short of the target of $20.9 million net income) with a price-to-earnings ratio of 8.0, which is comparable to the valuation used in the offering at December 31, 2007.  For the year ended December 31, 2008, the Company has met their 2008 financial target, and therefore the Company expects that 1,931,818 shares will be released.  The Company recorded an expense for the expected release of shares deposited the escrow account in the amount of $10,622,294, which significantly increased our Other Expenses.

Net Income. Our net income for the year ended December 31, 2008 was $6,837,265 as compared to $11,652,147 for the year ended December 31, 2007, a decrease of $4,814,882 or 41.3%. This decrease in net income is basically attributable to the recorded expense in the amount of 10,622,294 in 2008 as above-mentioned.

Comparison of Years Ended December 31, 2007 and December 31, 2006.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended		Year Ended
	December 31,	% of	December 31,	% of
	2007	Sales	2006	Sales
Sales	$124,696,036	100.00%	$70,396,439	100.00%
Cost of Sales	104,378,909	83.67%	57,794,853	82.10%
Gross Profit	20,317,127	16.33%	12,601,586	17.90%
Selling Expenses	4,672,862	3.75%	1,556,805	2.21%
General & Administrative Expenses	1,572,836	1.26%	1,334,866	1.90%
Total operating Expense	6,245,698	5.01%	2,891,671	4.11%
Operating Income / (Loss)	14,071,429	11.32%	9,709,915	13.79%
Other Income (Expense)	(1,475,730)	(1.16)%	(1,583,155)	(2.25)%
Earnings Before Tax	12,619,687	10.16%	8,126,760	11.54%
(Income Tax Expense) / Deferred Tax Benefit	(967,540)	(0.78)%	(1,609)	0.00%
Net Income	$11,652,147	9.38%	$8,128,369	11.55%
Basic and Diluted Earnings Per Share	0.67		0.47
Weighted Average Shares Outstanding	17,272,756		17,272,756

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

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2006, we had sales of $70,396,439 as compared to sales of $54,119,895 for the year ended December 31, 2005, an increase of approximately 30.1%. This increase is attributable to an increase in the sale of Fresh Pork of $9,354,422 or 25.5%, from $36,684,253 in 2005 to $46,038,675 in 2006, an increase in the sale of Frozen Pork of $1,918,527 or 36.1%, from $5,309,877 to $7,228,405, and an increase in the sale of Processed Food Products of $5,003,594 or 42%, from $12,125,765 to $17,129,359 for the years then ended.  The most notable factor in the increase in our sales in 2006 from the prior year was the expansion of sales through sales agents, whose customers are resellers who operated specialty counters.   In 2007, we significantly expanded our sales through agents. Also in 2006, we added over 300 retailers to our network (from approximately 100 operators in 2005 to 425 operators in 2006), which increased sales by an additional $5 million compared to the prior year. We also began selling our products in 31 new supermarket locations, which added $4 million to our sales as compared to the prior year. We also added seafood to our product line at the end of 2005, which began generating sales and contributed an estimated $2.9 million in sales. Overall, in 2006 management believes the key drivers for our sales results was our ramp-up of production capacity from increased availability of live hogs, increased brand awareness among consumers, increased availability of our product though retain channels, and the expansion of our product line with the addition of seafood.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Twelve Months Ended December 31, 2008

Net cash inflow used from operating activities was $3.23 million in fiscal 2008 and while net cash flow sourced in operating activities was $1.97 million in fiscal 2007.  Prior to 2007, we offered flexible payment terms to agents who purchase pork products from us for resale to retailers, but in March of 2007, we eliminated this practice and required agents to pay promptly for products ordered.   In 2008, we established a more comprehensive set of payment terms determined by the creditworthiness and the length of time we have worked with such agents and retailers.  For example, we require our new customers to pre-pay or pay upon delivery for our products since we are unfamiliar with their history and creditworthiness.  For customers we have worked with over a period of time and with good credit, we give them until the end of the month to pay for our products.  For customers we have worked with for over 3 years and have established their creditworthiness, we offer them payment terms of 30 to 60 days.  We are more lenient toward large retailers and supermarkets since they have a more complete accounting and purchasing system and there is a lesser possibility of breach of payment terms or non-payment.  The payment terms for such large retailers usually range between 45 to 75 days, to be negotiated with each individual retailer prior to the execution of contract.  To improve our process of collecting accounts receivable as compared to the prior year, we have also placed a cap on accounts receivable in proportion to the quantity ordered.  The agent or retailer must pay down the balance of the accounts payable once the maximum cap is reached on their accounts, even if it is prior to the expiration of their payment terms.

In 2008, there was an increase in interest paid to $1.76 million compared to the prior year.  We owed interest payment of $809,994 in 2007 which the Group has paid on our behalf in 2007.  We repaid the Group the 2007 interest payment of $809,994 in 2008.  In 2008, we also made an interest payment for the interest we owed in 2008 in the amount of $953,460.  We had an increase in interest earned of $264,774 in 2008 due to the deposit of more money in our bank accounts and we also earned higher interest by moving some of our money to certificate of deposit accounts.

We had $4.25 million in escrowed funds in December 2007.  Pursuant to a holdback escrow agreement executed on December 31, 2007, $2 million was held in escrowed funds subject to hiring a certain number of independent directors, $1.5 million was held subject to hiring a qualified Chief Financial Officer, $250,000 was held to hire one of the agreed upon investor relations firms, and $500,000 was held to hire one of the independent public accounting firms of record.  As of fiscal year 2008, only $2 million in the escrow account has been released for satisfying the criteria of hiring the independent directors.  Net cash flow used in investing activities was $3.76 million in fiscal 2008, compared to cash used in investing activities of $11.3 million in fiscal 2007.   There was an increase from $2.8 million to $5.8 million in expenditures for plant and equipment in 2008.  The $3 million increase in spending was used in the renovation and expansion of the production facilities for prepared foods.  As a result of the expansion, starting 2009 we can increase our production of prepared foods from 15,000 metric tons to 30,000 metric tons per year.  We did not incur any expenses for land use rights in 2008 compared to the $4.1 million we paid for land use rights in 2007. The expense for land use rights in 2007 was a one-time payment that we paid off in 2007.

Net cash flow used in financing activities was $1.44 million in fiscal 2008 as compared to net cash sourced from financing activities of $18.26 million in fiscal 2007.  The Company maintains two revolving bank loans with the Bank of China (Liaoning Branch) in the term of eleven months.  The amount of credit and interest rate of the bank loans are re-negotiated at the end of each term, and the parties re-execute a new revolving loan agreement every year after negotiation.   Upon the expiration of both of our revolving loan agreements executed with the Bank of China (Liaoning Branch) in 2007 that expired during October 2008, we renegotiated and executed two new revolving loan agreements in the total amount of $9.26 million in November 2008.  However, this cash inflow was offset by repayment of the above mentioned 2007 bank loans that expired in October 2008 in the amount of $10.07 million.  Compared to 2007, the total amount of our revolving bank loans decreased by $1.44 million in 2008.  For additional details concerning the repayment, see Note 9(B) in the footnotes to our financial statements included with this report.

The cash flow statement shows that there was an $18 million increase in Accounts Receivable in 2008 compared to 2007.  The significant increase was attributable to the more comprehensive billing system implemented by the Company in 2008, which offered our creditworthy customers longer and more flexible payment terms.  The implementation of the new billing system boosted our Accounts Receivable and also increased our sales and gross profits.  Other Receivable also increased by over $1 million in 2008 because we implemented new credit/debit card machines and had to make adjustments in our accounting to correspond with such change.  Many of our showcase stores and customers made cash payments in the past.  Due to safety reasons and the problem of counterfeit money, we no longer accepted cash payments in 2008 and switched to using credit/debit card machines provided by the Bank of China.  The time of process for the actual payment to be deposited into our bank account takes approximately 4 business days.  During this time, the payments are recorded in Other Receivable since they are not actually received and cannot be counted as Accounts Receivable yet.  After the money has been transferred into our bank account, we settle and deduct the relevant Accounts Receivable from Other Receivable accordingly.

Our Related Party Receivable decreased by $9.2 million in 2007, yet has an increase of $6.9 million in 2008.   The significant increase is due to the accounting of the Company’s transactions with certain related parties. In the normal course of business which includes the purchases of hogs and other raw materials, sale of pork and pork products, the Company conducts transactions with the following related parties: Dalian Chuming Group Co., Ltd (“Group”) and the Group subsidiaries, that are not consolidated into Energroup Holdings or Energroup’s subsidiary, Dalian Chuming Precious Sheen Investments Consulting Co. Ltd. (Chuming): (1) Dalian Chuming Industrial Development Co., Ltd., (“Industrial Development Co.”) (2) Dalian Chuming Trading Co., Ltd, (“Trading Co.”) (3) Dalian Mingxing Livestock Product Co. Ltd., (“Mingxing”) (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (“Combo Development Co.”) (5) Dalian Chuming Fodder Co., Ltd. (“Fodder Co.”), and (6) Dalian Chuming Biological Technology Co., Ltd., (“Biological Co.”) and (7) Dalian Huayu Seafood Food Co., Ltd. (“Huayu”).  The Company and the aforementioned related parties share common beneficial ownership.  All transactions with related parties are generally performed at arm’s length.

In the event that the Company has both receivables from, and payables to the Group, it will setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance at December 31, 2008 was $10,919,777.  Of the $10,919,777 net receivable owed by the Group to the Company, the entire amount has been securitized by bank drafts issued by the bank on behalf of subsidiaries of the Group to the Company.  These notes are collateralized by deposits at the bank by those particular subsidiaries of the Group.  The drafts can be endorsed and discounted to the bank for cash; however the Company currently intends to hold these drafts until maturity.

Our Accounts Payable increased significantly in 2008 to $3.9 million.  The reason was attributable to the extension of our billing period from the original 30 to 60 days granted by our supplier who sells us supplementary materials and packaging materials.  The extension of payment term was to reward us for being a good customer.  Another contributing factor was we had to pay for the renovation and equipment costs due to the expansion of our production facilities in 2008.  Our taxes payable also increased in 2008 due to an increase of our payable value-added tax.  Our Customer Advances increased by $3.2 million in 2008.  The increase of such advances was for the renovation and expansion of production facilities and purchasing of new equipments.  Since the Company has yet to receive an invoice for such renovation and equipment expenses, such costs cannot be accounted into the Company’s assets yet.

Twelve Months Ended December 31, 2007

Net cash inflow sourced from operating activities was $1.97 million in fiscal 2007 and while net cash flow used in operating activities was $7.1 million in fiscal 2006. Prior to 2007, we offered flexible payment terms to agents who purchase pork products from us for resale to retailers, but in March of 2007, we eliminated this practice and required agents to pay promptly for products ordered. In addition, we have worked with our larger customers to make improvements in the collection process. As a result we believe we have improved our process of collecting accounts receivable as compared to the prior year. In 2007, we also used $108.5 million in cash to purchase materials and pay employees in our efforts to satisfy increased customer demand for our products.

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

The following tables summarize our contractual obligations as of December 31, 2008, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$6,419,422	$6,419,422	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total Contractual Obligations:	$6,419,422	$6,419,422	$-	$-	-

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

Related Party Transactions

For a description of our related party transactions, see the section of this Report entitled “Certain Relationships and Related Party Transactions.”

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 30, 2008, we had approximately $5,695,798 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of 2,064,272 and $528,277 in 2007 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk. Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energroup Holdings Corporation

Audited Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(Stated in U.S. Dollars)

Energroup Holdings Corporation

Contents	Pages

Report of Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2—F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6—F-7

Notes to Consolidated Financial Statements	F-8—F-30

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Energroup Holdings Corporation as of December 31, 2008, 2007, and 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energroup Holdings Corporation as of December 31, 2008, 2007, and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

South San Francisco, California	Samuel H. Wong & Co., LLP
January 23, 2009	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
At December 31, 2008, 2007, and 2006
(Stated in US Dollars)

	Notes	At	At	At
		December 31,	December 31,	December 31,
ASSETS		2008	2007	2006
Current Assets
Cash	2(D)	$5,695,798	$14,031,851	$3,075,787
Restricted Cash	3	2,177,091	4,250,000	-
Accounts Receivable	2(E),4	18,661,065	622,433	1,798,397
Other Receivable		2,162,412	1,068,939	679,019
Related Party Receivable	5	10,919,777	3,964,357	13,148,788
Inventory	2(F),6	6,051,109	2,916,016	2,385,447
Advance to Suppliers	2(G)	1,453,861	267,807	1,110,449
Prepaid Expenses		62,734	46,401	90,913
Prepaid Taxes		334,413	185,319	-
Deferred Tax Asset	2(Q)	643,609	613,844	574,316
Total Current Assets		48,161,869	27,966,967	22,863,116

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	25,794,151	24,836,496	20,875,462
Land Use Rights, net	2(I),8	13,430,435	12,855,980	8,911,119
Construction in Progress	2(J)	3,262,146	927,866	4,165,407
Other Assets		34,807	32,619	30,519
Total Assets		$90,683,408	$66,619,928	$56,845,623

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	9(A)	$6,419,422	$7,383,095	$6,971,538
Accounts Payable		7,695,208	3,779,274	4,207,992
Taxes Payable		2,341,971	1,677,194	2,259,465
Other Payable		2,318,142	1,471,381	1,362,607
Accrued Liabilities		1,724,266	3,347,013	912,707
Customer Deposits	2(L)	3,258,752	24,161	1,049,212
Related Party Payable		-	-	-
Total Current Liabilities		23,757,761	17,682,118	16,763,521

Long Term Liabilities
Bank Loans	9(B)	-	-	17,908,539

Total Liabilities		$23,757,761	$17,682,118	$34,672,060

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
At December 31, 2008, 2007, and 2006
(Stated in US Dollars)

		At	At	At
	Notes	December 31,	December 31,	December 31,
Stockholders' Equity		2008	2007	2006

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at December 31, 2008, 2007, and 2006, respectively.		$-	$-	$-
Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at December 31, 2008 and 2007, and 17,272,756 Shares Issued & Outstanding at December 31, 2006.	10	21,137	21,137	17,273
Additional Paid in Capital		26,062,337	15,440,043	2,396,079
Statutory Reserve	2(M),11	2,077,488	751,444	751,444
Retained Earnings		35,275,457	29,764,236	18,112,089
Accumulated Other Comprehensive Income	2(N)	3,489,228	2,960,951	896,679

Total Stockholders' Equity		66,925,647	48,937,811	22,173,564

Total Liabilities & Stockholders' Equity		$90,683,408	$66,619,928	$56,845,623

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007, and 2006
(Stated in US Dollars)

		For the	For the	For the
		year ended	year ended	year ended
	Note	December 31,	December 31,	December 31,
		2008	2007	2006
Sales	2(O)	$176,360,013	$124,696,036	$70,396,439
Cost of Sales	2(P)	149,794,249	104,378,909	57,794,853
Gross Profit		26,565,764	20,317,127	12,601,586

Operating Expenses
Selling Expenses	2(Q)	5,147,366	4,672,862	1,556,805
General & Administrative Expenses	2(R)	2,675,661	1,572,836	1,334,866
Total Operating Expense		7,823,027	6,245,698	2,891,671

Operating Income/(Loss)		18,742,737	14,071,429	9,709,915

Other Income (Expenses)
Other Income		5,780	114,496	-
Interest Income		284,774	-	147
Other Expenses		(100,183)	(90,508)	(126,098)
Interest Expense		(953,460)	(1,475,730)	(1,457,204)
Release of Escrowed Make Good Shares		(10,622,294)	-	-
Total Other Income (Loss) and Expense		(11,385,383)	(1,451,742)	(1,583,155)

Earnings before Tax		7,357,354	12,619,687	8,126,760

(Income Tax Expense)/Deferred Tax Benefit	2(V),13	(520,089)	(967,540)	1,611

Net Income		$6,837,265	$11,652,147	$8,128,371

Earnings Per Share	2(Z),16
- Basic		$0.40	$0.87	$0.61
- Diluted		$0.32	$0.67	$0.47

Weighted Average Shares Outstanding
- Basic		17,272,756	13,409,120	13,409,120
- Diluted		21,182,756	17,272,756	17,272,756

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,	Accumulated
Comprehensive Income	2008	2007	2006	Totals
Net Income	$6,837,265	$11,652,147	$8,128,371	26,617,783
Other Comprehensive Income:
Foreign Currency Translation Adjustment	528,277	2,064,272	610,696	3,203,245
	$7,365,542	$13,716,419	$8,739,067	$29,821,028

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007, and 2006
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2006	17,272,756	$17,273	$2,396,079	$72,508	$10,662,654	$285,983	$13,434,497
Net Income					8,128,371		8,128,371
Appropriations of Retained Earnings				678,936	(678,936)		-
Foreign Currency Translation Adjustment						610,696	610,696
Balance, December 31, 2006	17,272,756	$17,273	$2,396,079	$751,444	$18,112,089	$896,679	$22,173,564

Balance, January 1, 2007	17,272,756	$17,273	$2,396,079	$751,444	$18,112,089	$896,679	$22,173,564
Issuance of Common Stock & Warrants	3,863,636	3,864	13,043,964				13,047,828
Net Income					11,652,147		11,652,147
Appropriations of Retained Earnings				-	-		-
Foreign Currency Translation Adjustment						2,064,272	2,064,272
Balance, December 31, 2007	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811

Balance, January 1, 2008	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811
Release of Shares Placed in Escrow			10,622,294				10,622,294
Net Income					6,837,265		6,837,265
Appropriations of Retained Earnings				1,326,044	(1,326,044)		-
Foreign Currency Translation Adjustment						528,277	528,277
Balance, December 31, 2008	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007, and 2006
(Stated in US Dollars)

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Cash Flow from Operating Activities

Cash Received from Customers	$153,507,080	$112,741,680	$59,979,793
Cash Paid to Suppliers & Employees	(155,266,953)	(108,527,656)	(65,116,627)
Interest Received	284,774	-	147
Interest Paid (net of amount capitalized)	(1,763,404)	(1,247,575)	(1,580,310)
Income Tax Paid	-	(1,007,067)	(400,065)
Miscellaneous Receipts	5,780	9,182	-
Cash Sourced/(Used) in Operating Activities	(3,232,723)	1,968,564	(7,117,062)

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	2,072,909	(4,250,000)	-
Payments for Purchases of Equipment & Construction of Plant	(5,832,731)	(2,882,433)	(1,655,077)
Payments for Purchases of Land Use Rights	-	(4,198,178)	(265,509)
Payments for Deposits	-	(2,100)	-
Cash Sourced/(Used) in Investing Activities	(3,759,822)	(11,333,712)	(1,920,586)

Cash Flows from Financing Activities

Financing Transaction - Proceeds Allocated to Accrued Liabilities for Liquidated Damages	-	1,700,000	-
Financing Transaction - Proceeds of Issuance of Common Stock & Warrants	-	13,047,828	-
Proceeds from Bank Borrowings	9,264,246	5,725,377	1,753,971
Repayment of Bank Loans	(10,700,664)	(2,217,265)	-
Cash Sourced/(Used) in Financing Activities	(1,436,417)	18,255,939	1,753,971

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(8,428,962)	8,891,791	(7,283,677)

Effect of Currency Translation	92,910	2,064,273	180,050

Cash & Cash Equivalents at Beginning of Year	14,031,851	3,075,787	10,179,414

Cash & Cash Equivalents at End of Year	$5,695,798	$14,031,851	$3,075,787

Non-Cash Financing Activity:
Extinguishment of Debt by Setoff Against Related Party Receivables	$-	$21,005,094	$-
Release of shares held in escrow	$10,622,294	$-	$-

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided/(Used) in Operating Activities
For the years ended December 31, 2008, 2007, and 2006
(Stated in US Dollars)

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net Income	$6,837,265	$11,652,147	$8,128,371

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Non Cash Expense Recorded for the Release of Escrowed Shares	10,622,294	-	-
Extinguishment of Debt by Setting Off Against Related Party Receivable	-	(21,005,094)	-
Liquidated Damages Included in Accrued Liabilities	-	(1,700,000)	-
Amortization	331,468	253,317	160,782
Depreciation	2,540,797	2,158,940	1,651,055
Provision for Bad Debt	103,773	5,456	-
Decrease/(Increase) in Accounts Receivable	(18,142,404)	1,170,508	1,523,176
Decrease/(Increase) in Other Receivable	(1,093,473)	(389,920)	353,046
Decrease/(Increase) in Related Party Receivable	(6,955,420)	9,184,432	(12,877,984)
Decrease/(Increase) in Inventory	(3,135,093)	(530,569)	546,573
Decrease/(Increase) in Advance to Suppliers	(1,186,054)	842,641	(374,793)
Decrease/(Increase) in Prepaid Taxes	(149,096)	(185,317)	-
Decrease/(Increase) in Prepaid Expenses	(16,333)	44,512	(40,297)
Decrease/(Increase) in Deferred Tax Benefit	(29,764)	(39,528)	(401,674)
Increase/(Decrease) in Accounts Payable	3,915,934	(428,718)	(3,611,921)
Increase/(Decrease) in Taxes Payable	664,777	(582,271)	1,371,696
Increase/(Decrease) in Other Payable	846,762	108,773	482,075
Increase/(Decrease) in Related Party Payable	-	-	(4,506,002)
Increase/(Decrease) in Accrued Liabilities	(1,622,747)	2,434,306	(106,278)
Increase/(Decrease) in Customer Advances	3,234,591	(1,025,051)	585,113

Total of all adjustments	(10,069,987)	(9,683,583)	(15,245,431)

Net Cash Provided by/(Used in) Operating Activities	$(3,232,723)	$1,968,564	$(7,117,062)

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

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

Corporate Reorganization

PRC law currently has limits on foreign ownership of certain companies.  To enable Chuming to raise equity capital from investors outside of China, it established an offshore holding company by incorporating Precious Sheen Investments Limited in the British Virgin Islands in May 2007.  On September 26, 2007, Chuming entered into share transfer agreements with Dalian Chuming Group Co., Ltd., under which Dalian Chuming Group Co., Ltd. agreed to transfer ownership of three operating subsidiaries (collectively known as “Chuming Operating Subsidiaries”) to Chuming.  On October 23, 2007, Chuming completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries.  On November 14, 2007 the Dalian Commerce Bureau approved the transfer of Dalian Chuming Group Co., Ltd’s 68% interest in Chuming to PSI, and upon this transfer, Chuming became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

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
As of and for the years ended December 31, 2008, 2007, and 2006

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.   As of December 31, 2008, the detailed identities of the consolidating subsidiaries are as follows: -

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
As of and for the years ended December 31, 2008, 2007, and 2006

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
As of and for the years ended December 31, 2008, 2007, and 2006

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
As of and for the years ended December 31, 2008, 2007, and 2006

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

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

In respect of the Company’s subsidiaries domiciled and operated in China:

•
Chuming and Chuming Operating Subsidiaries are located in the PRC and PSI is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
Chuming and Chuming Operating Subsidiaries	PRC	25.00%
PSI	British Virgin Islands	0.00%

•
Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as "two-year exemption followed by three-year half exemption" hitherto enjoyed by tax payers. As a result of the new tax law of a standard 15% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

•	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Based on the consolidated net income for the year ended December 31, 2008, the Company shall not be subject to income tax.

(W)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

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

Exchange Rates	12/31/2008	12/31/2007	12/31/2006
Period end RMB : US$ exchange rate	6.85420	7.3141	7.8175
Average period RMB : US$ exchange rate	6.96225	7.6172	7.9819

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
As of and for the years ended December 31, 2008, 2007, and 2006

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

The restricted cash reflects funds received from the financing transaction described in Note 18 that are held in an escrow with US Bank in the United States.  These funds are restricted until fulfilment of the following criteria: (1) the hiring of a Chief Financial Officer that meets the approval of the investors within 90 days of the closing (subsequently extended to 120 days), at such point the Company will release $1.5 million from restriction, (2) appointment of a Board of Directors that has majority of independent members, at such point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction.  There is $250,000 in the escrow account that has already been earmarked for investor relations purposes.

At December 31, 2008, the Company has not fulfilled requirement (3), and did not fulfill requirement (1).  The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18 – Financing Transaction.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	At	At	At
	December 31,	December 31,	December 31,
	2008	2007	2006
Accounts Receivable – Trade	18,849,560	$707,156	$1,877,664
Less: Allowance for Doubtful Accounts	(188,495)	(84,723)	(79,267)
Net Accounts Receivable	18,661,065	$622,433	$1,798,397

	At	At	At
	December 31,	December 31,	December 31,
Allowance for Bad Debts	2008	2007	2006
Beginning Balance	$(84,723)	$(79,267)	$(76,754)
Allowance Provided	$(103,772)	(5,456)	(2,513)
Charged Against Allowance	-	-	-
Ending Balance	$(188,495)	$(84,723)	$(79,267)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers.  Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  The Company previously extended one to two days of credit.  As of December 31, 2008, the Company has not had any receivables that were unrecoverable.

Accounts Receivable Aging Analysis
At December 31, 2008
0-30 Days	31-60 Days	61-90 Days	91-120 Days	Total Outstanding
$ 10,478,579	$1,627,515	$168,045	$6,575,420	$18,849,560

5.	Related Party Receivable

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $10,919,777 at December 31, 2008 is shown in the following table.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food Company	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Co., Ltd.	234,699	Food Company sold cooked food to Huayu dating back to 1/2007.
		Subtotal of Related Party Sales		$234,699

B	Food Company	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,917,918	Huayu borrowed loan from Food Company back to 11/2008
C	Food Company	Loan Receivable from	Dalian Mingxing Livestock Product Co. Ltd.,	4,376,878	Mingxing borrowed loan from Food Company back to 12/2008
D	Meat Company	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	34,714	Meat Companypaid utility fees for Fodder Co. dating back to 7/2008.
E	Meat Company	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	3,445,292	Prepayment to Group for Purchase of hogs dating back to 7/2008.
F	Meat Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	68,211	Meat Company purchased office supplies on behalf of the Group dating back to 11/2005
G	Food Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	1,458,959	Food Company paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
H	Sales Company	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	1,562,263	Sales Company paid Huayu to help it buy materials dating back to 9/2008.
I	Sales Company	Loan Receivable from	Dalian Chuming Group Co., Ltd.	5,212,167	Sales Company paid the Group to help it buy materials dating back to 7/2008.
J	Sales Company	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	19,568,483	Sales Company paid for Stockbreeding to buy hogs from farmer dating back 7/2008
K	Sales Company	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	2,509,410	Sales Company paid for feeding materials on behalf of Fodder dating back to 9/2008.
		Subtotal of Loans to Related Parties		$41,154,295

		Gross Related Party Receivable		$41,388,994

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
L	Meat Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	5,396,217	Purchase of hogs from Group dating back to 12/1/2004.
M	Meat Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	7,365,945	Purchase of hogs from Group dating back to 7/2008.
N	Food Company	Purchase of Raw Materials resulting in Trade Payable to	Dalian Huayu Seafood Food Co., Ltd	2,621,251	Advance from Huayu for the purchase of product dating back to 12/2007.
		Subtotal of Purchases from Related Parties		$15,383,413

O	Food Company	Loan Payable to	Dalian Chuming Group Co., Ltd.	950,134	Group paid for salaries and other G&A expenses on behalf of Food dating back to 1/2004.
P	Meat Company	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	123,210	Meat Company collected bank loans for Stockbreeding Co. dating back to 7/2008
Q	Meat Company	Loan Payable to	Dalian Chuming Industrial Development Co., Ltd.	6,477	Industrial Development paid salaries on behalf of Meat Company dating back to 1/2005.
R	Meat Company	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	393,919	Meat Company collected bank loans on behalf of Mingxing dating back to 8/2008
S	Meat Company	Loan Payable to	Dalian Huayu Seafood Food Co., Ltd	541,738	Huayu lent funds to Meat Company for necessary operation activities dating 12/2008
T	Sales Company	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	986,256	Sales Company borrowed funds from Mingxing for operations purpose dating back to 12/2008
U	WFOE	Loan Payable to	Dalian Chuming Group Co.	12,084,070	Group loaned funds to WFOE (incl. funds transferred from Meat for US RTO.
		Subtotal of Loans from Related Parties		$15,085,804

		Gross Related Party Payable		$30,469,217

	Setoff Related Party Receivable (Receivables have been setoff against payables)			$10,919,777

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

A.
The Food Company sold USD 235 thousand (RMB 1.6 million) worth of cooked food to Huayu on credit.  This transaction impacted the statement of income.  After applying a 17% valued added tax, the Food Company generated USD 200 thousand (RMB 1.4 million) in sales revenue from this transaction.

B.	Food Company loaned USD 2.9 million (RMB 20 million) to Huayu in November 2008.

C.	Food Company loaned USD 4.4 million (RMB 30 million) to Mingxing in December 2008.

D.	Meat Company paid USD 35 thousand (RMB 237 thousand) for utility fees on behalf of Fodder Co. in the 3rd quarter of 2008, which resulted in this receivable.

E.
The prepayment of USD 3.5 million (RMB 23.6 million) from Meat Company to the Group for hogs was increased by USD 96 thousand (RMB 0.6 million), USD 0.15 million (RMB 1 million), and USD 4.1 million (RMB 28.3 million) in July, August, and September respectively.  Simultaneously, the Group paid down its balance in the amounts of USD 1.3 million (RMB 8.9 million) and USD 230 thousand (RMB 1.54 million) to Meat Company.

F.	The balance of USD 68 thousand (RMB 467 thousand) for the purchase of office supplies by Meat Company for the Group, was still outstanding as of December 31, 2008.

G.
Food Company paid certain bank loan interest and principal on behalf of Industrial Co. prior to 2008.  This resulted in a receivable of USD 1.5 million (RMB 10 million) owed by Industrial Co. to the Food Company.  A balance of USD 1.5 million (RMB 10 million) remained outstanding as of December 31, 2008.

H.	The Sales Company advanced USD 1.6 million (RMB10.7 million) to Huayu for the purchase of raw materials, resulting in this receivable.

I.
The Sales Company paid for the purchase of certain materials for the Group, resulting in a balance of USD 5.2 million (RMB 35.7 million) receivable from Group to Sales Company.   This balance was increased by USD 5.8 million (RMB 39.6 million) and USD 3.9 million (RMB 20.6 million) in the 3rd and 4th quarters of 2008, in connection with the purchase of additional materials by Sales Company.  The Group has paid down USD 4.5 million (RMB 20.3 million) of this balance, resulting in an ending balance of USD 5.2 million (RMB 35.7 million).

J.	Sales Company paid USD 19.6 million (RMB 134.1 million) to local farmers for the purchase of hogs, on behalf of the Group, which gave rise to this receivable from the Group to Sales Company.

K.
Sales Company purchase feed materials, paid construction fees, and utility costs for Fodder Co., resulting in a receivable of USD 2.5 million (RMB17.2 million) due from Fodder Co. to Sales Company.  In 2008, the following transactions affected the balance of this receivable:  USD 0.8 million (RMB 5.4 million) was paid to buy feeding materials, USD 1.1 million (RMB 7.7 million) was paid for construction fees, and USD 0.6 million (RMB 4 million) for utilities.

L.
The Company acquired hogs from the Group, resulting in a balance payable from the Company to the Group of USD 5.4 million (RMB 36.9 million).  In 2008, this balance was affected by the following transactions:  increases by USD 3.9 million (RMB 27.4 million), USD 5.5 million (RMB 37.7 million), USD 5.2 million (RMB 35.1 million), and USD 480 thousand (RMB 3.3 million) in July, August, September, and December respectively.  The Company paid USD 9.8 million (RMB 67.4 million) to settle this balance in September 2008. The increase in the balance as result of the purchase hogs would impact the statements of income; however, the effect of the repayment is isolated to the Company’s balance sheet.

M.
The Group sold hogs to Meat Company on August 12, 2008 which were not immediately paid for, which resulted in a net payable from the Meat Company to Group in the amount of USD 7.4 million (RMB 50.5 million).

N.	The USD 2.6 million (RMB 18 million) deposit owed to Huayu was still outstanding at December 31, 2008.

O.	The Group paid USD 954 thousand (RMB 6.5 million) in salaries and general administrative expense on behalf of Food Company, resulting in this payable.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

P.
The outstanding balance of USD 123 thousand (RMB 84 thousand) due from Meat Company to Combo Development Co. resulted from the fact that Meat Company collected USD 52 thousand (RMB 0.4 million) hogs sales and USD 1.5 million (RMB 10.4 million) in proceeds from a bank loan on behalf of Combo Development Co. in August and September, 2008 respectively. Simultaneously, the Meat Company repaid USD 1.5 million (RMB 10 million) to Combo Development Co.

Q.	The a balance of USD 6 thousand (RMB 44 thousand) owed by Industrial Development Co. to Meat Company was still outstanding at December 31, 2008.

R.	Meat Company collected bank loans on behalf of Mingxing dating back to August 2008.

S.	Meat Company borrowed USD 542 thousand (RMB 3.7 million) operating funds from Huayu in December 2008.

T.	Sales Company borrowed USD 986 thousand (RMB 6.7 million) from Mingxing in December 2008.

U.
The outstanding payable balance of USD 12.1 million (RMB 83.2 million) due to the Group has been transferred to the books of Chuming, i.e., WFOE owes Chuming the amount stated above.   This balance was increased by USD 250 thousand (RMB 1.7 million) in the fourth quarter of 2008.

The related party receivable balance detailed above, and the related transactions that comprise that balance were integral and material to the Company’s operations.  The Company was reliant on transactions with the above related parties in order to conduct its business normally.  The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period.  The Company’s accounting system in the past was manual and accordingly is not able to, from a cost benefit perspective, summarize and provide further detail on the related party transactions.  Also, the Company’s current accounting department does not have sufficient staff in order to perform an exercise to further detail the related party payables and receivables beyond what has been provided above; however the Company is taking steps to update its accounting systems and methods to provide fuller detail regarding these transactions for future periods.  The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company’s related party receivables and payables in the period presented were in the form of either short-term loans bearing no interest, or trade payables and receivables relating to the purchase of raw materials, supplies or products for which payment was due within a short period of time.  Management believes that the net receivables from related parties are fully recoverable.

Of the $10,919,777 net receivable owed by the Group to the Company, the entire amount has been securitized by bank drafts issued by the bank on behalf of subsidiaries of the Group to the Company.  These notes are collateralized by deposits at the bank by those particular subsidiaries of the Group.  The drafts can be endorsed and discounted to the bank for cash; however the Company currently intends to hold these drafts until maturity.  The following table summarizes the amounts of each draft.

Subsidiary of the Group	Amount
Huayu	$2,917,919
Mingxing	4,376,878
Combo Development	2,188,439
Group	1,436,540
$10,919,777

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

6.	Inventory

	At	At	At
	December 31,	December 31,	December 31,
	2008	2007	2006
Raw Materials	$867,549	$1,039,440	$875,223
Work in Progress	241,738	547,889	365,961
Finished Goods	4,941,822	1,328,688	1,144,263
	$6,051,109	$2,916,016	$2,385,447

7.	Property, Plant & Equipment

At		Accumulated
December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,317)	386,704
	$33,299,346	$(7,505,196)	$25,794,151

At		Accumulated
December 31, 2007:	Cost	Depreciation	Net
Buildings	$19,910,391	$(2,522,257)	$17,388,134
Manufacturing Equipment	9,066,948	(2,041,694)	7,025,254
Office Equipment	122,124	(60,298)	61,826
Vehicles	652,231	(321,138)	331,093
Furniture & Fixture	49,204	(19,015)	30,189
	$29,800,898	$(4,964,402)	$24,836,496

At		Accumulated
December 31, 2006:	Cost	Depreciation	Net
Buildings	$14,663,106	$(1,174,049)	$13,489,057
Manufacturing Equipment	8,346,776	(1,403,176)	6,943,600
Office Equipment	68,198	(14,165)	54,033
Vehicles	572,290	(203,600)	368,690
Furniture & Fixture	30,550	(10,468)	20,082
	$23,680,920	$(2,805,458)	$20,875,462

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

8.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	At	At	At
	December 31,	December 31,	December 31,
	2008	2007	2006
Land Use Rights, at Cost	$14,407,503	$13,501,580	$9,303,402
Less: Accumulated Amortization	(977,068)	(645,600)	(392,283)
	$13,430,435	$12,855,980	$8,911,119

9.	Bank Loans

(A)	Short Term Bank Loans

At December 31, 2008 the Company had the following short term loans outstanding:

Bank	Interest Rate	Due Date	Amount
Bank of China	6.1586%	10/26/2009	$4,376,878
Bank of China	7.3260%	10/17/2009	2,042,543
			$6,419,422

The loan provided by the Bank of China is secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000).  Also, the Shanghai Pudong Development Bank loan has been guaranteed by the Dalian Chuming Group Co., Ltd.

(B)	Bank Loan through Group

The Company obtained a loan of $20,466,901 (RMB 160,000,000) from the Group; which in turn, obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan.  The Group collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”).  The bond guarantees to the Banks the entire principal and accrued interest of the loan.  The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by the Company.  The loan carries a fixed interest of 5.76% per annum.  The Company pledged both land use rights and buildings to the Bond Issuer.  The Company pursued a loan from the Group as the financing solution of choice because the Company’s tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, the Company lacked the favorable credit history to directly establish credit facility with the bank.

At December 31, 2007, the Company repaid its debt, in its entirety to the Group by setting off receivables owed by the Group to the Company.  The Company repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 18.  The balances are now owed by the Group to the Banks, and liability for paying the bonding insurance annually lies with the Group.  The pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, the Company’s assets, namely the buildings and land use rights are at risk if the Group were to default on this loan.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

10.	Capitalization

As a result of a reverse-acquisition on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %

Operating Companies Founders	14,688,948	$14,689	$2,396,079	69.50%
Pre-RTO Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%

Private Investors	3,863,636	3,864	13,043,964	18.28%

	21,136,392	$21,137	$15,440,043	100.00%

11.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	At	At	At
	December 31,	December 31,	December 31,
	2008	2007	2006
PRC Registered Capital	15,566,849	3,642,866	2,413,352

- Statutory Reserve Ceiling based on 50% of Registered Capital	7,783,424	1,821,433	1,206,676

Less: - Retained Earnings appropriated to Statutory Reserve	(2,077,488)	(751,444)	(751,444)

Reserve Commitment Outstanding	$5,705,936	$1,069,989	$455,232

12.	Advertising Costs

Advertising expenses were $2,629,853, $3,611,666, and $869 for the years ended December 31, 2008, 2007, and 2006, respectively.

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

The operating subsidiary, Meat Company, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for years 2008, 2007, and 2006.

The Company’s operating subsidiary, Food Company, has provided provisions for income taxes in years 2008, 2007, and 2006, of $508,844, $967,539, and $400,605, respectively.

The Company’s operating subsidiary, Sales Company, has not provided provisions for income taxes in years 2008, 2007, and 2006 as it has incurred operating losses for those respective years.  The Company has determined that deferred tax assets arising from net operating losses in prior years may not realized, accordingly, the company has recognized a tax expense to the income statement in the amount of $11,246.

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	2007	Tax expense	(520,089)
ii.	2006	Tax expense	(967,539)
iii.	2005	Tax benefit	1,609

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company and the Company has not currently determined when foreign source income will be repatriated.  Accordingly, the company has not made any provisions for U.S. income tax liability.

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

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments.  Therefore, the Company did not have any capital commitments existing at December 31, 2008.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Group will provide at fair market price a minimum number of hogs to the Company.  At December 31, 2008, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2009	800,000	$187.13	$149,704,306
2010	800,000	$205.84	164,674,737
			$314,379,043

The Company believes that the fair market price of the hogs will increase by 10% each year.  The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

15.	Operating Segments

The Company individually tracks the performance of its three operating subsidiaries Meat Company, Food Company, and Sales Company.  Meat Company is primarily engaged in the slaughter and processing of pork livestock for wholesale and retail distribution.  Food Company is primarily engaged in the production of pork-based food products, such as sausages and cured meats, for retail distribution.  Sales Company is primarily engaged in the sale and distribution of products produced by Food Company and Meat Company.

Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at December 31, 2008, 2007, and 2006 and for the years then ended.  The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations				Chuming WFOE,
For the year ended	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Sales	$165,540,800	$20,275,953	$82,629,122	$(92,085,862)	$176,360,013
Cost of Sales	143,467,926	17,018,115	81,394,069	(92,085,862)	149,794,249
Gross Profit	22,072,873	3,257,837	1,235,054	-	26,565,764

Operating (Loss)/Profit	19,835,123	2,038,279	(2,475,995)	(654,670)	18,742,737

Other Income (Expense)	(684,408)	(95,144)	(6,952)	(10,598,879)	(11,385,383)

Earnings/(Loss) before Tax	19,150,715	1,943,135	(2,482,947)	(11,253,549)	7,357,354

(Income Tax Expense)	-	(508,844)	(11,246)	-	(520,089)

Net Income/(Loss)	19,150,715	1,434,292	(2,494,193)	(11,253,549)	6,837,265

Eliminated Intercompany Sales of Products Sold during
Year ended December 31, 2008
Sold From:	Sold To:	Amount
Food Company	Sales Company	$15,614,380
Meat Company	Sales Company	66,171,117
Meat Company	Food Company	10,300,365
		$92,085,862

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

Results of Operations				Chuming WFOE,
For the year ended	Meat	Food	Sales	PSI, &
December 31, 2007	Company	Company	Company	Eliminations	Total
Sales	$113,777,514	$18,224,294	$26,110,284	$(33,416,057)	$124,696,035
Cost of Sales	99,779,158	12,672,576	25,343,231	(33,416,057)	104,378,908
Gross Profit	13,998,356	5,551,718	767,053	-	20,317,127

Operating (Loss)/Profit	10,842,549	3,624,143	(368,002)	(27,261)	14,071,429

Other Income (Expense)	(691,006)	(712,807)	(47,929)	-	(1,451,742)

Earnings/(Loss) before Tax	10,151,543	2,911,336	(415,931)	(27,261)	12,619,687

(Income Tax Expense)/Credit	-	967,539	-	-	967,539

Net Income/(Loss)	$10,151,543	$1,943,797	$(415,931)	$(27,261)	$11,652,147

Eliminated Intercompany Sales of Products Sold during
Year ended December 31, 2007
Sold From:	Sold To:	Amount
Food Company	Sales Company	$4,221,813
Meat Company	Sales Company	20,435,143
Meat Company	Food Company	8,759,101
		$33,416,057

Results of Operations				Chuming WFOE,
For the year ended	Meat	Food	Sales	PSI, &
December 31, 2006	Company	Company	Company	Eliminations	Total
Sales	$64,169,418	$7,351,567	$17,277,285	$(18,401,830)	$70,396,439
Cost of Sales	54,146,375	4,855,542	16,923,680	(18,130,743)	57,794,853
Gross Profit	10,023,044	2,496,025	353,605	(271,087)	12,601,586

Operating (Loss)/Profit	9,253,704	1,930,499	(1,203,200)	(271,087)	9,709,916

Other Income (Expense)	(849,450)	(718,182)	(15,522)	-	(1,583,154)

Earnings/(Loss) before Tax	8,404,254	1,212,317	(1,218,722)	(271,087)	8,126,762

(Income Tax Expense)/Credit	-	400,065	(401,674)	-	(1,609)

Net Income/(Loss)	$8,404,254	$812,252	$(817,049)	$(271,087)	$8,128,371

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

Eliminated Intercompany Sales of Products Sold during
Year ended December 31, 2006
Sold From:	Sold To:	Amount
Food Company	Sales Company	$3,735,082
Meat Company	Sales Company	12,709,432
Meat Company	Food Company	1,686,229
		$18,130,743

Financial Position				Chuming WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	74,713,237	21,126,826	41,826,291	(89,504,485)	48,161,868
Non Current Assets	22,624,642	19,570,329	325,480	1,088	42,521,540
Total Assets	$97,337,879	$40,697,155	$42,151,770	$(89,503,397)	$90,683,408

Current Liabilities	42,293,137	34,796,536	45,747,946	(99,079,857)	23,757,761

Total Liabilities	42,293,137	34,796,536	45,747,946	(99,079,857)	23,757,761

Net Assets	55,044,742	5,900,619	(3,596,176)	9,576,460	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,770	$(89,503,397)	$90,683,408

Financial Position				Chuming WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2007	Company	Company	Company	Eliminations	Total
Current Assets	$36,387,010	$19,361,784	$24,500,857	$(52,282,684)	$27,966,967
Non Current Assets	22,256,798	16,228,202	167,961	-	38,652,961
Total Assets	$58,643,808	$35,589,986	$24,668,818	$(52,282,684)	$66,619,928

Current Liabilities	$25,289,655	$31,425,683	$25,664,664	$(64,697,884)	$17,682,118

Total Liabilities	25,289,655	31,425,683	25,664,664	(64,697,884)	17,682,118

Net Assets	33,354,152	4,164,303	(995,846)	12,415,200	48,937,810

Total Liabilities & Net Assets	$58,643,808	$35,589,986	$24,668,818	$(52,282,684)	$66,619,928

Financial Position				Chuming WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2006	Company	Company	Company	Eliminations	Total
Current Assets	$27,676,447	$18,497,318	$27,870,908	$(51,181,557)	$22,863,116
Non Current Assets	21,257,469	12,561,441	163,596	-	33,982,507
Total Assets	$48,933,916	$31,058,759	$28,034,504	$(51,181,557)	$56,845,623

Current Liabilities	16,426,173	22,340,903	28,560,949	(50,564,504)	16,763,521

Total Liabilities	27,619,010	29,056,605	28,560,949	(50,564,504)	34,672,060

Net Assets	21,314,906	2,002,154	(526,445)	(617,053)	22,173,564

Total Liabilities & Net Assets	$48,933,916	$31,058,759	$28,034,504	$(51,181,557)	$56,845,623

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the	For the
	year ended	year ended	year ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Net Income (A)	$6,837,265	$11,652,147	$8,128,371

Basic Weighted Average Shares Outstanding (B)	17,272,756	13,409,120	13,409,120
Dilutive Shares:
-Addition to Common Stock from Exercise of Placement Warrants	46,364	-	-
-Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 18)	3,863,636	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,182,756	17,272,756	17,272,756

Earnings Per Share:
-Basic (A)/(B)	$0.40	$.87	$0.61
-Diluted (A)/(C)	$0.32	$.67	$0.47

Weighted Average Shares Outstanding:
-Basic	17,272,756	13,409,120	13,409,120
-Diluted	21,182,756	17,272,756	17,272,756

17.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

(B)	Supply Risk

The Company is subject to concentration of supply shortage risk because it purchases its materials for resale from a few select vendors. The Company’s availability of supply is correlated with the few select vendors’ ability to meet the market demand.  In 2007, the entire industry in the PRC faced a shortage in the supply of hogs.

18.           Financing Transaction

On December 31, 2007, the Company, a Nevada corporation (“Energroup” or the “Company”), acquired Precious Sheen Investments Ltd. (“PSI”) in a reverse take-over transaction, by executing a Share Exchange Agreement (“Exchange Agreement”) by and among Energroup, PSI, and all of the shareholders of PSI’s issued and outstanding share capital (the “PSI Shareholders”). PSI owned 100% of the equity in Chuming WFOE. Chuming WFOE is a holding company for the following three operating subsidiaries: (i) Meat Company, (ii) Food Company, and (iii) Sales Company, each of which is a limited liability company headquartered in, and organized under the laws of, China (also referred to elsewhere as the “Chuming Operating Subsidiaries”).

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

At December 31, 2008, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,756

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2008, 2007, and 2006

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

In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company expects to record a compensatory expense for the shares upon their release from escrow.  Whether the shares are released to the accredited investors or released to Mr. Shi the Company will record an expense with a corresponding credit to the Company’s contributed paid in capital.  The Company anticipates that compensatory expense to be recognized in future operating periods could be in a range between $17.0 million to $29.2 million.  The Company approximates this range based on the per share offering price of $4.40 at December 31, 2007 and a potential future stock price of $7.57 based on a $20.0 million net income (short of the target of $20.9 million net income) with a price-to-earnings ratio of 8.0, which is comparable to the valuation used in the offering at December 31, 2007.

For the year ended December 31, 2008, the Company recorded an expense for the expected release of shares deposited in the escrow account.  The Company expects that 1,931,818 shares will be released from escrow.  The amount of expense recorded was $10,622,294.  The impact on earnings per share, on a basic and diluted basis, was  $0.61 and $0.50, respectively.

19.	Change of Chief Financial Officer

The Company filed an 8-K on December 29, 2008 in connection with the change of Chief Financial Officer where Mr. Zhang Yizhao resigned his position and Ms. Wang Shu was appointed to this position that she had previously held until September 28, 2008. Mr. Zhang Yizhao's total remuneration during his term of service at the Company was approximately $71,000 (RMB 500,000).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 6, 2008, MantylaMCREYNOLDS LLC (“McReynolds”) resigned as the independent auditor of Energroup Holdings Corporation. McReynolds served as our independent auditor for the Registrant’s fiscal years ended December 31, 1999 through December 31, 2006, and the interim periods during 2007. On December 31, 2007, we completed a reverse takeover transaction which resulted in a change of control of the Company, and acquisition by the Company of a food processing company based in the city of Dalian, China. Following this change, MantylaMCREYNOLDS LLC resigned as our independent auditor.

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

Also on February 6, 2008, we engaged Samuel H. Wong & Co., LLP (“Wong & Co.”) as our outside independent accounting firm. This action has also been approved by the Registrant’s board of directors. During the two most recent fiscal years and any subsequent interim period prior to the engagement of Wong & Co., neither us nor anyone on our behalf consulted with Wong & Co., regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

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

As of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.

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

As of December 31, 2008, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the end of 2009.

A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements presented will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements presented that is more than inconsequential will not be prevented or detected.

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

As of December 31, 2008, the Company had not yet passed a formal resolution, however, Board has instructed Ms. Ma Feng Qin, a Board Member, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  The Company notes that, as a result of turnover in Board Members and Senior Financial Officers, the expertise in US financial reporting standards and related internal controls that was expected to be contributed to the Company by those individuals at the time of their election and hiring, has never been evaluated, or put to use; nevertheless, remaining board member and senior officers of the Company have pressed forward to take on the responsibility onto themselves.  The Company anticipates hiring more professionals with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of December 31, 2008, the Company has adopted a formal code of ethics.   The Company intends to distribute this Code of Ethics to relevant employees, and to hold discussions with such employees as to how it applies.

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

As of December 31, 2008 the Board of Directors and management have written and adopted a formal guideline that defines the Company’s core business lines and how to grow within these lines of business on a five year basis.  The Company, however, has yet to provide evidence that the Company has complied with such guideline.

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

As of December 31, 2008, the Company has established a written policy for the management of and related reporting of fixed assets and intangible assets so that the assets are safeguarded, maintained, and carried at the proper value.

•
Weakness: The Company’s disclosures and present manually-based accounting method for tracking related party transactions is inadequate. Since the corporate reorganization and separation of Chuming from the Group occurred recently, the Company does not have a fully detailed database which can be utilized to generate sophisticated reports and analysis of the transactions between it and certain related parties. The Company needs to formalize all netting agreements for which the related parties, at different times, can be both a vendor and a customer.  Further, the Company must adopt a more systematic approach to accounting for its related-party transactions.

Implementation Plan: The Company will write and rewrite formal contracts with these Related Parties that will detail the nature of these transactions. Schedules detailed these transactions will be revised to be easily be understandable and detailed for their inclusion in the Company’s financial statements.

As of December 31, 2008, the Company has implemented from an operational standpoint, a plan for the elimination of related party transactions unrelated to the Company’s core business transactions.  Therefore, all related party transactions, except for the purchase of hogs which is conducted under an arms-length Hog Procurement Agreement, will be phased out and eliminated.  The Company continues to develop desktop and closing procedures in order to report historical and remaining related party balances on a more timely and accurate basis.  Contracts with related parties, which include netting agreements, have been formalized for past transactions; however, on going forward basis the Company is in the process of creating standardized contracts that will govern related party transactions that occur frequently and regularly, such as purchases of hogs.

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

As of December 31, 2008 the Company had hired a new Chief Financial Officer, however as of the date of this report, the Company continues to be in pursuit of a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  The Company’s previous attempts to fill this role have not resulted in long term fit for the Company and its needs.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.  The Company has retained a recruiting firm to help with filling this role.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2008 the Company has created an internal audit department.  The effectiveness of this new department is currently under evaluation, and has yet to be determined.

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

As of December 31, 2008, the Company had issued requests for proposals for ERP systems that will meet the growing needs of the Company.  Upon receipt and acceptance of the appropriate bid, the Company expects that a system will be fully implemented by the end of 2009; however, auditor is awaiting evidence of this process.

•
Weakness: The Company’s present methods and systems for tracking related party transactions are inadequate. Since the corporate reorganization and separation of Chuming from the Group occurred recently (at the end of 2007), and the Company’s accounting system in the past was manually based, only manual records of related party transactions are currently available. Further, the Company notes that its current accounting staff is not sufficient in size to undertake an exercise to completely re-summarize all of the events and transactions that led to the current related party transaction balances disclosed in its financial statements. Specifically, paragraph 2(c) of the Statement of Financial Accounting Standards No. 57 (SFAS 57) requires us to disclose in our financial statements the dollar amounts of each of the periods presented, for our related-party transactions. Due to certain limitations in our historical records, the present capacity of our accounting staff, and the fact that our historical records relating to these related party transactions are manually-based, these related party transactions have been presented according to their general category and current balance, with each such balance representing one or more prior transactions culminating in such balance.

Implementation Plan: The Company will write and rewrite formal contracts with these Related Parties as necessary to detail the nature of these transactions. The Company’s accounting staff will formalize the process of recording these related party transactions, so that the nature of these transactions are more easily understandable and may be adequately disclosed in the Company’s financial statements. The Company and management acknowledge our responsibility to comply with the requirements of SFAS 57, and fully intend to take all necessary steps to update our accounting systems and procedures in order to achieve such compliance on an ongoing basis. In addition, we expect that the foregoing material weakness is related to our lack of adequate accounting staff (see paragraph below), and that appropriate changes to our staff are expected to eliminate the foregoing material weakness.

In regard to the above implementation plan, the Company refers to the above that detail the Company’s plan in dealing with related party transactions.

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

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 which is still considered to still have material weaknesses has been audited by Samuel H. Wong & Co., our independent registered public accounting firm.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

 On January 28, 2008, our Board of Directors appointed Mr. Matthew Dillion and Mr. Nestor Gounaris as independent directors on the Company’s Board of Directors, effective January 28, 2008.

The Board of Directors appointed Mr. James Boyle as an independent director on the Board of Directors, effective February 21, 2008.

Ms. Wendy Li resigned from the Board of Directors, effective February 7, 2008.

 Effective December 9, 2008, Mr. Dillon, Mr. Boyle and Mr. Gounaris each resigned from their positions as independent directors of the Company.

Mr. Zhang Yizhao was first appointed on September 18, 2008 as Chief Financial Officer of the Company and served until December 23, 2008. We entered into an employment agreement with Mr. Zhang dated September 18, 2008. Under that agreement, Mr. Zhang was to be paid an annual salary of $180,000, and was eligible to participate in equity or non-equity bonus programs to be determined by the Board of Directors. Mr. Zhang resigned on December 23, 2008 for personal reasons.

Following Mr. Zhang’s resignation, Ms. Wang has assumed the duties of Chief Financial Officer effective December 23, 2008. The terms of Wang Shu's employment as Chief Financial Officer of the Company is set forth in her original employment agreement dated December 31, 2007.

Management

Our board of director consisted of the following individuals as of December 31, 2008:

Name	Age	Position	Effective Date of Appointment
Shi Huashan	50	President, Chief Executive Officer and Chairman(1)	January 28, 2008
Wang Shu	34	Chief Financial Officer and Director(1)	January 28, 2008
Ma Fengqing	47	Vice President and Director	January 28, 2008
Wang Shuying	58	Director	January 28, 2008

(1)	The effective date of appointment of the CEO and CFO was December 31, 2007.

Mr. Shi Huashan, age 50, is a graduate of Beijing Renwen University in Corporate Law, and the founder of Chuming. Mr. Shi Huashan has nearly 20 years of experience in the food industry. He established Dalian Chuming Industry Development Company in 1992, which started the Dalian Chuming Group Co., Ltd. From 1992 to present he has served as President and CEO of Chuming and the Dalian Chuming Group Co., Ltd. companies. In 2004, he was selected by the China Meats Association as one of the “Ten Most Influential Entrepreneurs in the China Meat Industry.” Mr. Shi Huashan is the current President of the Dalian Food Association. He is Chuming’s President, Chief Executive Officer, and Chairman of the Board of Directors.

Ms. Wang Shu, age 34, is a graduate of Liaoning University, with a major in accounting, Ms. Wang Shu has more than 11 years of experience in finance. From 1996 to 2001, she worked at Dalian Huaqiao House Development Company as its chief accountant. In 2001, she joined Dalian Chuming Group Co., Ltd., and in her present role serves as Chuming’s as Chief Financial Officer, and as a member of the Board of Directors

Ms. Ma Fengqin, age 47, is a graduate of Dalian Electric Power Economic School, with a major in accounting. From 1990 to 1993, she worked at Dalian Thermo Engineering Company as its Chief Accountant. From 1992 to 2001, Ms. Ma served as Vice President of Dalian Chuming Industry Development Company. Since 2002 she has served as Chuming’s Vice President, and a member of the Board of Directors. Ms. Ma is married to Mr. Shi Huashan, Chairman of the Board of Directors.

Ms. Wang Shuying, age 58, member of the Chuming Board of Directors, served from 1996-2004 as Chief of the Dalian Planning Committee’s Agriculture Economy Development Section, and now works as a consultant to the Section.  From 1991-1996 she was Vice Chief of the Section.  A graduate of Dalian Railway College, she was a staff member of the Dalian Machinery Bureau’s Agriculture Machinery Department from 1977-1984.  From 1984-1989 Ms. Wang was Chief of the Dalian Planning Committee’s Industry Section, before undertaking German language studies at the Beijing Foreign Trading University.  She completed a training program in Germany at Heidelberg Hiller College from 1989-1991 prior to returning to Dalian’s Planning Committee.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee.  Functions customarily performed by such committees are performed by its Board of Directors as a whole.  We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board.  We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.  We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange.  As of December 31, 2008, the board of directors determined that only one of the directors was independent based on such criteria.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with, except that Form 3s were inadvertently filed late by Fuyuan Chen, Shu Wang, Huashan Shi and Shine Gold Holdings Limited on January 16, 2008.

Code of Ethics

As of December 31, 2008, the Company has adopted a formal code of ethics.   The Company has developed a formal code of ethics that will apply to all of its employees (including its executive officers). The Company intends to distribute this Code of Ethics to its employees, and to hold discussions with the employees as to how it applies.

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

Director Compensation

In connection with the Exchange Transaction in December 2007, we appointed seven new directors consisting of four independent directors in 2008, Wang Shuying, Matthew Dillon, Nestor Gounaris and James Boyle, and three non-independent directors, Shi Huashan, Wang Shu and Ma Fengqin. For the fiscal year of 2008, we paid our independent directors a flat fee of $1,000 per month as compensation for their services on the Board.  On December 9, 2008, Messrs. Dillon, Gounaris and Boyle resigned form the Board of Directors.  As a result, following their resignations we only paid compensation to Ms. Wang Shuying as our independent director.

Executive Compensation

The following executive compensation disclosure reflects all compensation for fiscal year 2008 received by our principal executive officer, principal financial officer, and three most highly compensated executive officers whose salary exceeded US$100,000. We refer to these individuals in this report as “named executive officers.”

 Summary Compensation

The following table reflects all compensation awarded to, earned by or paid to our directors and named executive officers for our fiscal years ended December 31, 2007 and 2008:

Summary Compensation

		Annual Compensation (2)
Name and Principal Position	Fiscal Year	Salary (1) ($)	All Other Compensation (3) ($)	Total ($)
Shi Huashan	2008	$100,000	-	100,000
Chief Executive Officer, President	2007	60,000	-	60,000
Wang Shu	2008	$40,000	-	40,000
Chief Financial Officer	2007	20,000	10,000	30,000
Wang Shuying	2008	12,000	-	12,000
Director	2007	-	-	-
Chen Fuyan	2008	12,000	-	12,000
Chief Operating Officer	2007	-	-	-
Ma Fengqin	2008	12,000	-	12,000
Director	2007	-	-	-

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 6.85420 RMB for each 1.00 U.S. Dollar for the year ended December 31, 2008.

(2)
In 2008, compensation paid to our officers and directors included no bonuses, stock or option awards, non-equity incentive plan awards, or non-qualified deferred compensation, and accordingly, these columns have been omitted from this table.

(3)	In 2008, all other compensation includes transportation subsidy, telecommunication subsidy, and other fringe benefits.

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our directors or named executive officers during our fiscal year-ended December 31, 2008.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our directors or named executive officers outstanding as of December 31, 2008.

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

Mr. Zhang Yizhao was first appointed on September 18, 2008 as Chief Financial Officer of the Company and served until December 23, 2008.   We entered into an employment agreement with Mr. Yizhao Zhang dated September 18, 2008.  Under that agreement, Mr. Zhang was to be paid an annual salary of $180,000, and was eligible to participate in equity or non-equity bonus programs to be determined by the Board of Directors.  Mr. Zhang resigned on December 23, 2008 for personal reasons.

Following Mr. Zhang’s resignation, Ms. Wang has assumed the duties of Chief Financial Officer effective December 23, 2008. The terms of Wang Shu's employment as Chief Financial Officer of the Company is set forth in her original employment agreement dated December 31, 2007.

The following is a summary of the compensation to be paid under these employment agreements in the upcoming fiscal year ended December 31, 2009 to our named executive officers:

Summary of Compensation To Be Paid Under Employment Agreements for
Fiscal Year Ended December 31, 2009

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008, for each of the following persons:

•	each of our directors and each of the named executive officers in the “Management” section of this report;

•	all directors and named executive officers as a group; and

•	each person who is known by us to own beneficially five percent or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Dalian Precious Sheen Investments Consulting Co., Ltd., No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039. The percentage of class beneficially owned set forth below is based on 21,136,391 shares of our common stock outstanding on December 31, 2008.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of shares beneficially owned		Percentage of class beneficially owned
Shi Huashan	14,688,948	(1)	69.5%
Wang Shu	0		0%
Chen Fuyuan	0		0%
Ma Fengqin	0		0%
Wang Shuying	0		0%
All directors and executive officers as a group (5 persons)	14,688,948		69.5%

5% Shareholders:
Shine Gold Holdings Limited	10,690,668	(1)	50.6%
Shiny Snow Holdings Limited	1,948,890	(1)	9.2%
Smart Beat Limited	2,049,390	(1)	9.7%
Barry Kitt	2,045,455	(2)	9.7%

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

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions of Chuming

Our current Chief Executive Officer, Mr. Shi Huashan, is also the Chief Executive Officer and a controlling beneficial shareholder of our former parent company, Dalian Chuming Group Co., Ltd. Mr. Shi devotes the majority of his time and effort to his role as our Chief Executive Officer under our employment agreement with him. A description of the executive employment agreements we have with our executives, including the employment agreement between Mr. Shi and the Company, under the heading “Employment Agreements” earlier in this report. However, some portion of his time is spent on the business and affairs of Dalian Chuming Group Co., Ltd., and in his capacity as the principal executive officer, he presides over management and the day-to-day operations of Dalian Chuming Group Co., Ltd.

In the normal course of business, we conduct transactions with the following related parties, that are not consolidated into the Company or its subsidiaries: (1) Dalian Chuming Group Co., Ltd., also referred to this report as the “Group”, and the Group’s subsidiaries: (2) Dalian Chuming Industrial Development Co., Ltd., (3) Dalian Chuming Trading Co., Ltd, (4) Dalian Mingxing Livestock Product Co. Ltd., (5) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (6) Dalian Chuming Fodder Co., Ltd., (7) Dalian Chuming Biological Technology Co., Ltd., and (8) Dalian Huayu Seafood Food Co., Ltd. The Company and the aforementioned related parties share common beneficial ownership. All related party transactions are conducted between Chuming WFOE and the Group. All transactions with related parties are generally performed at arm’s length, and in 2008, all such transactions were conducted at arm’s length.

Management believes that these transactions are material to our operations and results.  For further details concerning the nature of these transactions, refer to footnote 5 in the Notes to Consolidated Financial Statements as at and for the years ended December 31, 2008, 2007 and 2006.   Paragraph 2(c) of the Statement of Financial Accounting Standards No. 57 (SFAS 57) requires us to disclose in our financial statements the dollar amounts of each of the periods presented, as well as the effect of any change in the method of establishing the terms from that used in the preceding period, for our related-party transactions.  Due to certain limitations in our historical records heading up to the end of fiscal 2007, the present capacity of our accounting staff, and the fact that our historical records relating to these related party transactions are manually-based, we have presented these related party transactions according to their general category and current balance, and each such balance may represent a series of prior transactions culminating in such balance.  The Company and management acknowledge our responsibility to comply with the requirements of SFAS 57, and fully intend to take all necessary steps to update our accounting systems and procedures in order to achieve such compliance on an ongoing basis.  Specifically, we intend to update our systems and methods of tracking related party transactions, by adding appropriate accounting staff to enhance our capabilities, and put in place procedures to track and record all relevant aspects of our related party transactions as necessary to comply with the requirements of SFAS 57 and the SEC disclosure rules.

The Company believes that its related-party transactions with the Group, as a whole, have a significant bearing on our financial results.  As of December 31, 2008, approximately 58% of our supply of live hogs was acquired from the Group.  Accordingly, our cost of sales is significantly correlated with our hog purchasing arrangement with the Group.  The hogs that were purchased from the Group comprised 49% and 52% of our total cost of sales for the years 2008 and 2007, respectively.  The remainder of our supply of hogs was purchased by us directly from breeders, whom we provide training and technical advice to help ensure quality.

Due to the non-exclusive roles of Mr. Shi as our CEO and the principal executive officer of the Group, with whom we conduct business from time to time, potential conflicts of interest may arise. In particular, situations might arise in which we transact business with the Group, and certain terms of agreements might be favorable to us, but conversely unfavorable to the Group, and vice versa. In order to effectively handle such conflict of interest scenarios, our management intends to submit all related party transactions to our independent board of directors, or appropriate committee of the board, for review and approval.

The “Chuming” trademark and rights to the “Huayu” trademark application in the PRC are owned by Dalian Chuming Industry Development Co., Ltd., a subsidiary of the Group. We have been granted a perpetual fully paid up license to use both of these trademarks in connection with our business, under two trademark agreements with Dalian Chuming Industry Development Co., Ltd.

On December 17, 2007, we entered into a Long-Term Hog Procurement Agreement with the Group, our former parent. This agreement specifies that the Group should supply no less than 800,000 live hogs in 2009 and 800,000 in 2010, and the price for the hogs is at the fair market price at the time of acquisition.

In 2004, we obtained a loan of $20,466,901 (RMB 160,000,000) from the Group, which in turn, obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan. The Group collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”). The bond guarantees to the Banks the entire principal and accrued interest of the loan. The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by us. The loan carries a fixed interest of 5.76% per annum. We pledged both land use rights and buildings to the Bond Issuer. We pursued a loan from the Group as the financing solution of choice because our tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, we at that time lacked the favorable credit history to directly establish credit facility with the bank.

At December 31, 2007, we repaid the debt in its entirety to the Group by setting off receivables owed by the Group to us. We repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 18 of our financial statements included in this report. The balances are now owed by the Group to the Banks, and liability for paying the bonding insurance annually lies with the Group. The pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, our assets, namely the buildings and land use rights are at risk if the Group were to default on this loan.

At December 31, 2008, the Company had the following short term loans outstanding:

Bank	Interest Rate	Due Date	Amount
Bank of China	6.1586%	10/26/2009	$4,376,878
Bank of China	7.3260%	10/17/2009	2,042,543
			$6,419,422

The loan provided by the Bank of China is secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000). The Shanghai Pudong Development Bank loan has been guaranteed by the Group.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

As approved by our Board of Directors, we dismissed MantylaMCREYNOLDS LLC (“McReynolds”) as our independent auditors effective February 06, 2008.  McReynolds served as our independent auditors for the fiscal years ended December 31, 2006 and December 31, 2005 and for the quarterly review for 2006. On February 06, 2008, we engaged Samuel H. Wong & Co., LLP (“Wong & Co.”) as our outside independent accounting firm for the fiscal years ended December 31, 2007 and December 31, 2008.

The following table sets forth fees billed to us by our current auditors, Samuel H. Wong & Co., LLP, during the fiscal years ended December 31, 2007 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2007
(i) Audit Fees	$152,816	$204,817
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$152,816	$204,817

Fees for audit services include fees associated with the annual audit and the review of documents filed with the SEC including quarterly reports on Form 10-Q and the annual report on Form 10-K. Audit-related fees principally included accounting consultation and information system control reviews.  Tax fees included tax compliance, tax advice and tax planning work.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of Energroup Holdings Corporation are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2008, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement by and among the Company, PSI and PSI Shareholders dated December 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Energroup Holdings Corporation (4)

3.2	Bylaws of Energroup Holdings Corporation (4)

3.3	Articles of Amendment to Articles of Incorporation of Energroup Holdings Corporation (4)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (2)

3.6	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (Reverse Split) (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Form of Common Stock Purchase Warrant issued to Placement Agent (December 2007) (1)

10.1	Lockup Agreement dated December 2007 among Energroup and the Shareholders signatory thereto (1)

10.2	Executive Employment Agreement dated December 2007 between Energroup and Mr. Shi Huashan (1)

10.3	Executive Employment Agreement dated December 2007 between Energroup and Ms. Wang Shu (1)

10.4	Executive Employment Agreement dated December 2007 between Energroup and Mr. Chen Fuyuan (1)

10.5	Executive Employment Agreement dated September 2008 between Energroup and Mr. Yizhao Zhang (5)

10.6	Long-Term Hog Procurement Agreement dated December 17,2007 between Dalian Chuming Group Co., Ltd. and Dalian Chuming Slaughter and Packaging Pork Company, Ltd. (1)

10.7	Trademark License Contract (Chuming) dated December 2007 (English translation) (1)

10.8	Trademark License Contract (Huayu) dated December 2007 (English translation) (1)

10.9	Securities Purchase Agreement dated December 2007 among Energroup, PSI, Chuming, and the investors signatory thereto (1)

10.10	Make Good Escrow Agreement dated December 2007 among Energroup, Make Good Pledgor, Escrow Agent and the investors signatory thereto (1)

10.11	Holdback Escrow Agreement dated December 2007 among Energroup, Escrow Agent and the investors signatory thereto (1)
10.12	Loan Agreement between Dalian Chuming Food Co. Ltd. and Bank of China dated November 2008*

10.13	Loan Agreement between Dalian Chuming Meat Co. Ltd. and Bank of China dated November 2008*

14.1	Code of Ethics*

24.1	Power of Attorney (included as part of the signature pages to this registration statement)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

(1)	Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

(2)	Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.

(3)	Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.

(4)	Previously filed with our General form for registration of securities under the Securities Act of 1933 on Form S-1 on February 11, 2008 and incorporated herein by reference.

(5)	Previously filed with our Current Report on Form 8-K on September 24, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2009.
ENERGROUP HOLDINGS CORPORATION

By:	/s/ Shi Huashan
Shi Huashan
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shi Huashan	Chief Executive Officer,	March 31, 2009
Shi Huashan	President, and Director (Principal Executive Officer)

/s/ Wang Shu	Chief Financial Officer and Director	March 31, 2009
Wang Shu	(Principal Financial and Accounting Officer)

/s/ Wang Shuying	Director	March 31, 2009
Wang Shuying

/s/ Ma Fengqin	Director	March 31, 2009
Ma Fengqin