Form 10-K/A
period 2008-12-31
ENERGROUP HOLDINGS CORP
filed 2009-05-06
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

2

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission on March 31, 2009. We are amending Part II, Item 8 Financial Statements and Supplementary Data :

•	to revise the disclosure in Note 2 to our financial statements with respect to our showcase store arrangements; and
•	to revise the disclosure in Note 15 to our financial statements to include the measures of profit or loss for the segments that are evaluated by our chief operating decision maker.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 31, 2009, the filing date of the original report.

3

ENERGROUP HOLDINGS CORPORATION

FORM 10-K/A
For the Year Ended December 31, 2008

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data

Signatures

4

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energroup Holdings Corporation

Audited Consolidated Financial Statements

December 31, 2008, 2007 and 2006

(Stated in U.S. Dollars)

Energroup Holdings Corporation

Contents	Pages

Report of Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2—F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 — F-7

Notes to Consolidated Financial Statements	F-8 — F-31

5

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

The Company collects a damage deposit (as a deterrent) recorded in Other Payable from showcase store operators as a means of enforcing proper use of the Company’s trademarks.  These are not fees, but deposits that are carried as current liabilities until and unless an operator violates the Company’s policies (e.g. misuse of Company brand names, or sale of substandard or counterfeit products, or unacceptably poor customer service), or if the proprietor ceases to operate the showcase store.  If no violations have been committed by the showcase store operator, the deposit is returned to the operator.  The Company carries the amount of these deposits as a current liability because the Company will return the deposit immediately to the operator when the Company ceases to conduct business with the operator.

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

The Company supplies pork products, equipment, uniforms, and technical support to the proprietors of showcase stores, who are granted the right to use the Company’s trademarks to sell pork products.  Start-up fees relating to uniforms are immaterial and are charged to the showcase store operators merely to recoup setup costs.  Any funds collected from store operators in conjunction with initial startup and operation is minimal and immaterial.  The Company does not charge any fees for providing equipment to the showcase stores.  The Company provides equipment at its own cost, and the Company owns all such equipment.  Considering the foregoing, the Company takes the position that any amount it receives from the store operators is not material in accordance with Rule 5-03.1 of Regulation S-X.  In addition, since the Company does not receive any material franchise fee revenue, SFAS 45 is not applicable.

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

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following:

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

The chief operating decision maker is the Chief Executive Officer of the Company.  He evaluates each operating segment on the following measures of profit or loss: gross profit, operating income, and earnings before taxes, and net income.  When he makes decisions on the strategic plans of each operating segment, he considers the foregoing measures of profit or loss and their impact on the overall performance of the Company as a whole.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2009.

ENERGROUP HOLDINGS CORPORATION

By:	/s/ Shi Huashan
Shi Huashan
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shi Huashan	Chief Executive Officer,	May 6, 2009
Shi Huashan	President, and Director (Principal Executive Officer)

/s/ Wang Shu
Wang Shu	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 6, 2009

/s/ Wang Shuying	Director	May 6, 2009
Wang Shuying

/s/ Ma Fengqin	Director	May 6, 2009
Ma Fengqin