Form 10-Q
period 2009-03-31
ENERGROUP HOLDINGS CORP
filed 2009-05-15
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
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

As of March 31, 2009, the Registrant had 21,136,392 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of Energroup Holdings Corporation as of March 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2009 and 2008.  These interim consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
April 24, 2009	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008
(Stated in US Dollars)

	Notes	At	At
		March 31,	December 31,
ASSETS		2009	2008
Current Assets
Cash	2(D)	$4,138,898	$5,695,798
Restricted Cash	3	2,174,484	2,177,091
Accounts Receivable	2(E),4	16,589,324	18,661,065
Other Receivable		2,151,917	2,162,412
Related Party Receivable	5	17,846,965	10,919,777
Inventory	2(F),6	5,893,860	6,051,109
Advance to Suppliers	2(G)	1,574,308	1,453,861
Prepaid Expenses		396,848	62,734
Prepaid Taxes		206,626	334,413
Deferred Tax Asset	2(Q)	644,417	643,609
Total Current Assets		51,617,647	48,161,869

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	25,337,388	25,794,151
Land Use Rights, net	2(I),8	13,381,433	13,430,435
Construction in Progress	2(J)	6,635,061	3,262,146
Other Assets		34,852	34,807
Total Assets		$97,006,381	$90,683,408

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	9(A)	$10,809,863	$6,419,422
Accounts Payable		3,915,369	7,695,208
Taxes Payable		3,126,867	2,341,971
Other Payable		2,129,765	2,318,142
Accrued Liabilities		2,607,695	1,724,266
Customer Deposits	2(L)	3,575,945	3,258,752
Total Current Liabilities		26,165,504	23,757,761

Long Term Liabilities		-	-

Total Liabilities		$26,165,504	$23,757,761

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
At March 31, 2009 and December 31, 2008
(Stated in US Dollars)

		At	At
	Notes	March 31,	December 31,
Stockholders' Equity		2009	2008

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at March 31, 2009 and December 31, 2008, respectively.		$-	$-
Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at March 31, 2009 and December 31, 2008, respectively.	10	21,137	21,137
Additional Paid in Capital		29,564,489	26,062,337
Statutory Reserve	2(M),11	2,077,488	2,077,488
Retained Earnings		35,687,478	35,275,457
Accumulated Other Comprehensive Income	2(N)	3,490,285	3,489,228

Total Stockholders' Equity		70,840,877	66,925,647

Total Liabilities & Stockholders' Equity		$97,006,381	$90,683,408

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

		For three	For three
		Months ended	Months ended
	Note	March 31,	March 31,
		2009	2008
Sales	2(O)	$40,893,923	$43,507,098
Cost of Sales	2(P)	(35,169,469)	(36,474,424)
Gross Profit		5,724,454	7,032,674

Operating Expenses
Selling Expenses	2(Q)	864,959	1,825,277
General & Administrative Expenses	2(R)	559,113	492,974
Total Operating Expense		1,424,072	2,318,251

Operating Income/(Loss)		4,300,382	4,714,423

Other Income (Expenses)
Other Income		44,606	24,269
Interest Income		113,235	3,985
Other Expenses		(46,623)	(28,650)
Interest Expense		(217,219)	(306,465)
Release of Escrowed Make Good Shares		(3,502,152)	-
Total Other Income (Loss) and Expense		(3,608,153)	(306,861)

Earnings before Tax		692,229	4,407,562

(Income Tax Expense)/Deferred Tax Benefit	2(V),13	(280,208)	(166,345)

Net Income		$412,021	$4,241,217

Earnings Per Share	2(Z),16
- Basic		$0.024	$0.25
- Diluted		$0.019	$0.20

Weighted Average Shares Outstanding
- Basic		17,272,756	17,272,756
- Diluted		21,136,392	21,182,756

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
At March 31, 2009 and December 31, 2008
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2008	$21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811
Release of Shares Placed in Escrow	-	-	10,622,294	-	-	-	10,622,294
Net Income	-	-	-	-	6,837,265	-	6,837,265
Appropriations of Retained Earnings	-	-	-	1,326,044	(1,326,044)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	528,277	528,277
Balance, December 31, 2008	$21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647

Balance, January 1, 2009	$21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	3,502,152	-	-	-	3,502,152
Net Income	-	-	-	-	412,021	-	412,021
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,057	1,057
Balance, March 31, 2009	$21,136,392	$21,137	$29,564,489	$2,077,488	$35,687,478	$3,490,285	$70,840,877

	At	At
	March 31,	December 31,	Accumulated
Comprehensive Income	2009	2008	Totals
Net Income	$412,021	$6,837,265	$7,249,286
Other Comprehensive Income:
Foreign Currency Translation Adjustment	1,057	528,277	529,334
	$413,078	$7,365,542	$7,778,620

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

	For three	For three
	Months ended	Months ended
	March 31,	March 31,
	2009	2008
Cash Flow from Operating Activities

Cash Received from Customers	$36,366,161	$29,071,645
Cash Paid to Suppliers & Employees	(39,601,549)	(47,912,070)
Interest Received	113,235	3,985
Interest Paid (net of amount capitalized)	645,353	(1,075,461)
Income Tax Paid	(19,360)	(191,861)
Miscellaneous Receipts	44,606	24,269
Cash Sourced/(Used) in Operating Activities	(2,451,554)	(20,079,493)

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	2,607	2,092,169
Payments for Purchases of Equipment & Construction of Plant	(3,481,309)	(1,623,365)
Payments for Purchases of Land Use Rights	(18,100)	(261,294)
Payments for Deposits	(43)	(1,356)
Cash Sourced/(Used) in Investing Activities	(3,496,845)	206,154

Cash Flows from Financing Activities

Financing Transaction - Proceeds Allocated to
Accrued Liabilities for Liquidated Damages	-	1,700,000
Proceeds from Bank Borrowings	4,390,442	18,223,009
Repayment of Bank Loans	-	(10,724,727)
Cash Sourced/(Used) in Financing Activities	4,390,442	9,198,282

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(1,557,957)	(10,675,057)

Effect of Currency Translation	1,057	3,682,295

Cash & Cash Equivalents at Beginning of Period	5,695,798	14,031,851

Cash & Cash Equivalents at End of Period	$4,138,898	$7,039,089

Non-Cash Financing Activity:
Release of shares held in escrow	$3,502,152	$-

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided/(Used) in Operating Activities
For the three months ended March 31, 2009 and 2008
(Stated in US Dollars)

	For three	For three
	Months ended	Months ended
	March 31,	March 31,
	2009	2008

Net Income	$412,021	$4,241,217

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Non Cash Expense Recorded for the Release of Escrowed Shares	3,502,152	-
Liquidated Damages Included in Accrued Liabilities	-	(1,700,000)
Amortization	67,102	(208,889)
Depreciation	565,157	667,821
Provision for Bad Debt	(99)	3,522
Decrease/(Increase) in Accounts Receivable	2,071,840	(2,385,252)
Decrease/(Increase) in Other Receivable	10,494	(569,194)
Decrease/(Increase) in Related Party Receivable	(6,927,188)	(11,542,409)
Decrease/(Increase) in Inventory	157,249	(1,549,996)
Decrease/(Increase) in Advance to Suppliers	(120,446)	(7,556,671)
Decrease/(Increase) in Prepaid Taxes	127,788	(88,049)
Decrease/(Increase) in Prepaid Expenses	(334,114)	28,530
Decrease/(Increase) in Deferred Tax Benefit	(809)	(25,516)
Increase/(Decrease) in Accounts Payable	(3,779,839)	(119,434)
Increase/(Decrease) in Taxes Payable	784,896	420,563
Increase/(Decrease) in Other Payable	(188,377)	(12,455)
Increase/(Decrease) in Accrued Liabilities	883,429	258,839
Increase/(Decrease) in Customer Advances	317,190	57,880

Total of all adjustments	(2,863,575)	(24,320,710)

Net Cash Provided by/(Used in) Operating Activities	$(2,451,554)	$(20,079,493)

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.  As of March 31, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital
Precious Sheen Investments Limited	BVI	100%	USD 10,000
Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB 91,009,955
Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB 10,000,000
Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB 5,000,000
Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB 5,000,000

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
As of March 31, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

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
As of March 31, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

In respect of the Company’s subsidiaries domiciled and operated in China:

▪
Chuming and Chuming Operating Subsidiaries are located in the PRC and PSI is located in the British Virgin Islands; all of these entities are subject to the relevant tax laws and regulations of the PRC and British Virgin Islands in which the related entity domiciled.  The maximum tax rates of the subsidiaries pursuant to the countries in which they domicile are: -

Subsidiary	Country of Domicile	Income Tax Rate
Chuming and Chuming Subsidiaries	PRC	25.00%
PSI	British Virgin Islands	0.00%

▪
Effective January 1, 2008, PRC government implements a new 25% tax rate across the board for all enterprises regardless of whether domestic or foreign enterprise without any tax holiday which is defined as “two-year exemption followed by three-year half exemption” hitherto enjoyed by tax payers. As a result of the new tax law of a standard 25% tax rate, tax holidays terminated as of December 31, 2007. However, PRC government has established a set of transition rules to allow enterprises already started tax holidays before January 1, 2008, to continue enjoying the tax holidays until being fully utilized.

▪	The Company is subject to United States Tax according to Internal Revenue Code Sections 951 and 957. Corporate income tax is imposed on progressive rates in the range of: -

Taxable Income
Rate	Over	But Not Over	Of Amount Over
15%	0	50,000	0
25%	50,000	75,000	50,000
34%	75,000	100,000	75,000
39%	100,000	335,000	100,000
34%	335,000	10,000,000	335,000
35%	10,000,000	15,000,000	10,000,000
38%	15,000,000	18,333,333	15,000,000
35%	18,333,333	-	-

Since Energroup Holdings Corporation is primarily a holding company without any business activities in the United States, the Company shall not be subject to income tax.

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
As of March 31, 2009 and December 31, 2008

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

Exchange Rates	3/31/2009	12/31/2008
Period end RMB : US$ exchange rate	6.8456	6.85420
Average period RMB : US$ exchange rate	6.8466	6.96225

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions.  No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(Y)	Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“SFAS No. 128”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.)

(Z)	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.

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

At December 31, 2008, the Company has yet to fulfill requirement (3).  The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18 – Financing Transaction.

4.	Accounts Receivable

Accounts Receivable at March 31, 2009 and December 31, 2008 consisted of the following: -

	At	At
	March 31,	December 31,
	2009	2008
Accounts Receivable – Trade	$16,777,721	$18,849,560
Less: Allowance for Doubtful Accounts	(188,397)	(188,495)
Net Accounts Receivable	$16,589,324	$18,661,065

	At	At
	March 31,	December 31,
Allowance for Bad Debts	2009	2008
Beginning Balance	$(188,495)	$(84,723)
Allowance Provided	-	$(103,772)
Reverse	98	-
Ending Balance	$(188,397)	$(188,495)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers.  Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  The Company previously extended one to two days of credit.  As of March 31, 2009, the Company has not had any receivables that were unrecoverable.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

Accounts receivable aging analysis

As of March 31, 2009

1-30 Days	30-60 Days	61-90 Days	91-120 Days	121-365 Days	Over 365 Days	Total
11,081,468	4,488,286	652,698	179,636	170,629	16,607	16,589,324

5.	Related Party Receivable

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $17,846,965 at March 31, 2009 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Mingxing Livestock Product Co. Ltd.,	234,989	Food Co. sold cooked food to Mingxing dating back to 1/2007.
		Subtotal of Related Party Sales		$234,989

B	Food	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	7,303,962	Huayu borrowed loan from Food Co. back to 11/2008
C	Food	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	3,651,980	Mingxing borrowed loan from Fodder Co. back to 1/2009
D	Meat	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	90,296	Meat Co. paid utility fees for Fodder Co. dating back to 7/2008.
E	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	8,854,015	Prepayment to Group for Purchase of hogs dating back to 7/2008.
F	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	55,714	Meat Co. purchased office supplies on behalf of the Group dating back to 11/2005
G	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	2,921,585	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
H	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	1,553,791	Sales Co. paid Huayu to help it buy materials dating back to 9/2008.
I	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	9,840,256	Sales Co. paid the Group to help it buy materials dating back to 7/2008.
J	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	13,750,237	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
K	Sales	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	8,172,818	Sales Co. paid for feeding materials on behalf of Fodder dating back to 9/2008.
		Subtotal of Loans to Related Parties		$56,194,654

		Gross Related Party Receivable		$56,429,643

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
L	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	1,112,987	Group purchased raw materials for Meat Co. dating back to 12/1/2004.
M	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	3,752,393	Purchase of hogs from Group dating back to 7/2008.
N	Food	Purchase of Raw Materials resulting in Trade Payable to	Dalian Huayu Seafood Food Co., Ltd	4,180,850	Advance from Huaya for the purchase of product dating back to 12/2007.
		Subtotal of Purchases from Related Parties		$9,046,230

O	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	604,074	Group paid for salaries and other G&A expenses on behalf of Food dating back to 1/2004.
P	Meat	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	609,438	Fodder paid G&A expense for Meat Co. dating back to 1/2009
Q	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	12,493,512	Group made the hog purchase payment for Meat Co. dating back to 12/2008
R	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	914,182	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
S	Meat	Loan Payable to	Dalian Huayu Seafood Food Co., Ltd	542,419	Huayu lent funds to Meat Co. for necessary operation activities dating 12/2008
T	Food	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	2,190,606	Food Co. borrowed funds from Mingxing for operations purpose dating back to 12/2008
U	WFOE	Loan Payable to	Dalian Chuming Group Co.	12,182,217	Group loaned funds to WFOE (incl. funds transferred from Meat for US RTO.
		Subtotal of Loans from Related Parties		$29,536,448

		Gross Related Party Payable		$38,582,678

	Setoff Related Party Receivable (Receivables have been setoff against payables)			$17,846,965

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

A.
The Food Co. sold USD 235 thousand (RMB 1.6 million) cooked food to Mingxing Co. on credit. This transaction had impact on statement of income. By applying 17% valued added tax, the Food Co., generated USD 200 thousand (RMB 1.4 million) sales revenue.

B.	Food Co. issued loans of USD 7.3 million (RMB 50 million) to Huayu in November 2008.

C.	Food Co. issued loans of USD 3.6 million (RMB 25 million) to Fodder in January 2009.

D.	The Meat Co. paid USD 90 thousand (RMB 618 thousand) utility fees for Fodder Co.

E.	The prepayment of USD 8.8 (RMB 60.6 million) from Meat Co. to the Group was for the purchase of hogs.

F.	The balance of USD 55 thousand (RMB 381,401 thousand) office supplies payment made by Meat Co. for the Group was still outstanding as of March 31, 2009

G.	The balance of USD 2.9 million (RMB 20 million) which Food Co., paid bank loan principal and interest on behalf of Industrial Co. was still outstanding as of March 31, 2009

H.	The Sales Co. paid USD 1.5 million (RMB10.6 million) in advance to Huayu Co. for the purchase of raw materials.

I.	The balance of USD 9.8 million (RMB 67 million) receivable from Group to Sales Co. was payment made by Sales Co. for the Group to buy materials.

J.	Sales Co. help the Group to pay USD 13.7 million (RMB 94.1 million) to local farmers for the purchase of hogs.

K.
The receivable of USD 8.1 million (RMB55.9 million) due from Fodder Co. to Sales Co. consisted of following transactions: USD 2.6 million (RMB 17.7 million) was paid to buy feeding materials and USD 5.6 million (RMB 38.2 million) was paid for bank loan principal and interest.

L.	The balance of USD 1.1 million (RMB 7.6 million) payment owed by the Company to the Group was for the purchase of raw materials.

M.	The Group sold the hogs to Meat Co. for 3.7 million (RMB 25.7 million).

N.	The USD 4.2 million (RMB 28.6 million) deposits owed to Huayu was still outstanding at March 31, 2009.

O.	The Group has paid USD 604 thousand (RMB 4.1 million) salaries and general administrative expense on behalf of Food Co.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

P.	Fodder paid USD 609 thousand (RMB 4.2 million) salaries on behalf of Meat Co. in January 2009.

Q.	The balance owed of USD 12.5 million (RMB 85.5 million) by Meat Co. to Group was for the purchase of hogs.

R.	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008

S.	Meat Co. borrowed USD 542 thousand (RMB 3.7 million) operation funds from Huayu in December 2008.

T.	Food Co. borrowed USD 2.2 million (RMB 15 million) from Mingxing in December 2008.

U.	The outstanding payable balance of USD 12.2 million (RMB 83.2 million) due to the Group has been transferred to the books of Chuming.

The related party receivable balance detailed above, and the related transactions that comprise that balance were integral and material to the Company’s operations.  The Company was reliant on transactions with the above related parties in order to conduct its business normally.  The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period.  The Company’s accounting system in the past was manual and accordingly is not able to, from a cost benefit perspective, summarize and provide further detail on the related party transactions.  Also, the Company’s current accounting department does not have sufficient staff in order to perform and exercise to further detail the related party payables and receivables beyond what has been provided above; however the Company is taking steps to update its accounting systems and methods to provide fuller detail regarding these transactions for future periods.  The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company’s related party receivables and payables in the period presented were in the form of either short-term loans bearing no interest, or trade payables and receivables relating to the purchase of raw materials, supplies or products for which payment was due within a short period of time.  Management believes that the net receivables from related parties are fully recoverable.

Of the $17,846,965 net receivable owed by the Group to the Company, $15,338,320 has been securitized by bank drafts issued by the bank on behalf of subsidiaries of the Group to the Company.  These notes are collateralized by deposits at the bank by those particular subsidiaries of the Group.  The drafts can be endorsed and discounted to the bank for cash; however the Company currently intends to hold these drafts until maturity.  The following table summarizes the amounts of each draft.

Subsidiary of the Group	Amount
Huayu	$7,303,962
Group	5,843,169
Mingxing	2,191,189
$15,338,320

6.	Inventory

	At	At
	March 31,	December 31,
	2009	2008
Raw Materials	$737,975	$867,549
Work in Progress	169,102	241,738
Finished Goods	4,986,783	4,941,822
	$5,893,860	$6,051,109

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

7.	Property, Plant & Equipment

At		Accumulated
March 31, 2009:	Cost	Depreciation	Net
Buildings	$21,591,328	$(3,507,576)	$18,083,752
Manufacturing Equipment	9,872,093	(3,491,884)	6,380,209
Office Equipment	246,058	(162,942)	83,117
Vehicles	948,345	(563,707)	384,639
Furniture & Fixture	749,915	(344,244)	405,672
	$33,407,740	$(8,070,352)	$25,337,388

At		Accumulated
December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,315)	386,705
	$33,299,346	$(7,505,196)	$25,794,151

8.	Land Use Right

The Company had the following intangible assets outstanding at March 31, 2009 and December 31, 2008, respectively:

	At	At
	March 31,	December 31,
	2009	2008
Land Use Rights, at Cost	$14,425,602	$14,407,503
Less: Accumulated Amortization	(1,044,169)	(977,068)
	$13,381,433	$13,430,435

9.	Bank Loans

(A)	Short Term Bank Loans

At March 31, 2009, the Company had the following short term loans outstanding:

Bank	Interest Rate	Due Date	Amount
Bank of China	6.1586%	10/26/2009	$4,382,377
Bank of Huaxie	6.372%	3/3/2010	4,382,377
Bank of China	7.326%	10/17/2009	2,045,109
			$10,809,863

The loan provided by the Bank of China is secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000).

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

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

	At	At
	March 31,	December 31,
	2009	2008
PRC Registered Capital	15,566,849	15,566,849

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings
appropriated to
Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment
Outstanding	$5,705,936	$5,705,936

12.	Advertising Costs

Advertising expenses were $47,124 and $542,233 for the three months ended March 31, 2009 and 2008, respectively.

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for period ended March 31, 2009.

The Company’s operating subsidiary, Food, has made provision for income taxes in year 2008 of $508,844.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

The Company’s operating subsidiary, Sales, has not made provision for income tax in year 2008 as it has incurred operating losses for those respective years.  The Company has determined that deferred tax assets arising from net operating losses in prior years may not realized, accordingly, the company has recognized a tax expense to the income statement in the amount of $11,246.

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

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments.  Therefore, the Company did not have any capital commitments existing at March 31, 2009.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At March 31, 2009, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2009 (April to December)	658,148	$187.13	$123,159,235
2010	800,000	$205.84	164,674,737
			$287,833,972

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at March 31, 2009 and 2008 and for the periods then ended.  The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
March 31, 2009	Company	Company	Company	Eliminations	Total
Sales	$39,423,641	$5,387,671	$12,366,527	$(16,283,916)	$40,893,923
Cost of Sales	(34,409,997)	3,968,091	(13,075,296)	(16,283,916)	(35,169,469)
Gross Profit	5,013,643	1,419,580	(708,769)	-	5,724,454

Operating (Loss)/Profit	4,763,599	1,244,811	(1,586,117)	(121,911)	4,300,382

Other Income (Expense)	(24,620)	(63,141)	(18,676)	(3,501,716)	(3,608,153)

Earnings before Tax	4,738,979	1,181,670	(1,604,793)	(3,623,628)	692,229

(Income Tax Expense)	-	(280,208)	-	-	(280,208)

Extraordinary Expense	-	-	-	-	-

Net Income	$4,738,979	$901,462	$(1,604,793)	$(3,623,628)	$412,021

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$2,741,755
Meat Company	Sales Company	1,953,126
Meat Company	Food Company	11,589,035
		$16,283,916

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
March 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$82,456,443	$24,561,336	$42,244,075	$(97,644,208)	$51,617,647
Non Current Assets	25,728,775	19,356,004	302,866	1,090	45,388,734
Total Assets	$108,185,218	$43,917,340	42,546,941	(97,643,118)	97,006,381

Current Liabilities	48,331,659	37,107,715	47,752,659	(107,026,530)	26,165,504

Total Liabilities	48,331,659	37,107,715	47,752,659	(107,026,530)	26,165,504

Net Assets	59,853,559	6,809,625	(5,205,718)	9,383,412	70,840,877

Total Liabilities & Net Assets	$108,185,218	$43,917,340	$42,546,941	$(97,643,118)	$97,006,381

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
March 31, 2008	Company	Company	Company	Eliminations	Total
Sales	$41,207,696	$4,744,501	$8,259,335	$(10,704,434)	$43,507,098
Cost of Sales	(35,775,600)	(3,311,044)	(8,092,214)	10,704,434	(36,474,424)
Gross Profit	5,432,096	1,433,457	167,121	-	7,032,674

Operating (Loss)/Profit	(1,239,863)	(588,697)	(434,210)	(55,481)	(2,318,251)

Other Income (Expense)	4,192,233	844,760	(267,089)	(55,481)	4,714,423

Earnings before Tax	(112,149)	(179,382)	(17,845)	2,515	(306,861)

(Income Tax Expense)	4,080,084	665,378	(284,934)	(52,966)	4,407,562

Extraordinary Expense	-	(166,345)	-	-	(166,345)

Net Income	$4,080,084	$499,033	$(284,934)	$(52,966)	$4,241,217

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$1,330,545
Meat Company	Sales Company	$6,663,303
Meat Company	Food Company	$2,710,586
		$10,704,434

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	74,713,237	21,126,826	41,826,291	(89,504,485)	48,161,869
Non Current Assets	22,624,642	19,570,329	325,480	1,088	42,521,539
Total Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,397)	$90,683,408

Current Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Total Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Net Assets	55,044,742	5,900,619	(3,596,176)	9,576,462	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,770	$(89,503,396)	$90,683,408

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2009 and December 31, 2008

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For three	For three
	months ended	months ended
	March 31,	March 31,
	2009	2008

Net Income (A)	$412,021	$4,241,217

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	-	46,364
- Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 18)	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,182,756

Earnings Per Share:
- Basic (A)/(B)	$0.024	$0.25
- Diluted (A)/(C)	$0.019	$0.20

Weighted Average Shares Outstanding:
- Basic	17,272,756	17,272,756
- Diluted	21,136,392	21,182,756

17.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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
As of March 31, 2009 and December 31, 2008

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

At March 31, 2009, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
iii.	Common shares issuable upon exercise of placement agent warrants	-
		21,136,392

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
As of March 31, 2009 and December 31, 2008

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

For the year ended December 31, 2008, the Company recorded an expense for the expected release of shares deposited in the escrow account.  The Company expects that 1,931,818 shares will be released.  The amount of expense recorded was $10,622,294.  The impact on earnings per share, on a basic and diluted basis, was $0.61 and $0.50, respectively. Simultaneously, for the three months ended March 31, 2009, the Company expects that 482,955 shares will be released and have recorded the expense of $3,502,152. The impact on earnings per share, on a basic and diluted basis, was $0.20 and $0.17, respectively.

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 7%) in the first quarter of 2009.

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

As of March 31, 2009, we had 697 employees, of whom 376 were operating personnel, 234 were sales personnel, 35 were research and development personnel and 52 were administrative personnel.

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

The Chuming Operating Subsidiaries are spin-off constituents of a former parent company, Dalian Chuming Group Co., Ltd., or the “Group.” Our primary business activities are the production and packing of fresh pork and production of processed meat products for distribution and sale to clients throughout the PRC.  Chuming WFOE was incorporated in China as wholly foreign owned enterprise on in December 2007. Chuming WFOE is 100% owned by Precious Sheen Investments Limited (“PSI”), a holding company established in the British Virgin Islands in May 2007.

Pork is widely regarded as China’s most important source of meat and is consumed at a much higher rate than other categories of meat. Accordingly to a U.S. Department of Agriculture report, China, which is the largest pork-consuming nation in the world, consumed a total of 42.7 million metric tons in 2007, and the preliminary estimate for 2008 is 44.9 million metric tons. We believe that increasing levels of consumption of pork products in China is linked to the rapid development of the Chinese economy, urbanization and strong income growth.

Aside from increasing aggregate consumption, based on management’s research, pork consumption patterns in recent years have shown two main characteristics. The first is that per capita pork is consumed at higher rates in the urban areas of China as opposed to rural areas, although the rate of growth in these urban consumption rates is relatively slight. The second is that consumers’ consumption preferences appear to have shifted from frozen meat to fresh meat, and from fat meat to lean meat, with a tendency toward high quality cuts. Management believes these trends continue to be very favorable to our business which is based on mechanized meat processing and sales to urban consumers.

Our total sales volume was 18,512 tons in the first quarter of 2009, 18,007 tons in the fourth quarter of 2008, and 17,513 tons for the first quarter of 2008.

Due to a shortage in supply, live hog prices rose significantly in 2008. Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production. These policies have now taken effect, and as a result, the price of pork to consumers has stabilized temporarily at lower levels. We expect pork prices to continue to remain stable, or perhaps trend lower, potentially through the first quarter of 2010.

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

Management believes that we need to broaden our geographic sales network and diversify our customer base. Currently our distribution network is principally located in Liaoning Province, especially Dalian city. We have however expanded our sales network for processed food products to almost all large and medium cities in northeast China. In the near future we need to further extend this network and penetrate all the northeast provinces of China with all our products. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top five customers accounted for 37.2% for our total sales for the quarter ended March 31, 2009. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

Management presently anticipates continued growth in volume of sales. Nevertheless, our ability to meet increased customer demand and maintain profitability will however continue to depend on factors such as our production capacity, availability of working capital, input costs, as well as the other factors described throughout this report.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of March 31, 2009, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital

Precious Sheen Investments Limited	BVI	100%	USD 10,000

Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB 91,009,955

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB 10,000,000

Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB 5,000,000

Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB 5,000,000

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

Customer Deposits

Customer Deposits represents money we have received in advance for purchases of pork and pork products. We consider customer deposits as a liability until products have been shipped and revenue is earned. We collect a damage deposit (as a deterrent) recorded on other payable from showcase store operators as a means of enforcing the proper use of our trademark. We carry the amount of these deposits as a current liability because we will return the deposit to the operator when we cease to conduct business with the operator.

Statutory Reserve

Statutory reserve refers to the amount appropriated from the net income in accordance with laws or regulations, which can be used to recover losses and increase capital, as approved, and, are to be used to expand production or operations. PRC laws prescribe that an enterprise operating at a profit, must appropriate, on an annual basis, from its earnings, an amount to the statutory reserve to be used for future company development. Such an appropriation is made until the reserve reaches a maximum equaling 50% of the enterprise’s registered capital.

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

Recent Accounting Pronouncements

See Note 2(Z) to the consolidated financial statements included in Item 1 of this Quarterly Report of Form 10-Q for discussions on recently issued accounting announcements. We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 and March 31, 2008.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	March 31,	% of	March 31,	% of
	2009	Sales	2008	Sales

Sales	$40,893,923	100.00%	$43,507,098	100.00%
Cost of Sales	(35,169,469)	86.00%	(36,474,424)	83.84%
Gross Profit	5,724,454	14.00%	7,032,674	16.16%
Selling Expenses	864,959	2.12%	1,825,277	4.20%
General & Administrative Expenses	559,113	1.37%	492,973	1.13%
Total Operating Expense	1,424,072	3.48%	2,318,250	5.33%
Operating Income / (Loss)	4,300,382	10.52%	4,714,423	10.84%
Other Income (Expense)	(3,608,153)	8.82%	(306,465)	0.70%
Earnings Before Tax	692,229	1.69%	4,407,562	10.13%
(Income Tax Expense) / Deferred Tax Benefit	(280,208)	0.69%	(166,345)	0.38%
Net Income	$412,021	1.00%	$4,241,217	9.75%
Earnings Per Share
Basic	$0.024		$0.25
Diluted	0.019		0.20
Weighted Average Shares Outstanding
Basic	17,272,756		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended March 31, 2009, we had sales of $40,893,923 as compared to sales of $43,507,098 for the quarter ended March 31, 2008, a decrease of approximately 6%. Our sales for our various product categories in the first quarter of 2009 are summarized as follows:

Sales by product category, in dollars:	First Quarter 2009 (amount)	% of Total Sales	First Quarter 2008 (amount)	% of Total Sales	% of increase from 2008 to 2009
Fresh Pork	$31,550,154	77.15%	$36,384,986	83.63%	-13.29%
Frozen Pork	3,956,106	9.67%	2,358,085	5.42%	67.78%
Processed Food Products	5,387,663	13.17%	4,764,027	10.95%	13.09%

Total Sales	$40,893,293	100%	43,507,098	100%	-6.01%

Sales by product category, by weight of product (metric tons):	First Quarter 2009 (Weight in tons)	% of Total Sales	First Quarter 2008 (Weight in tons)	% of Total Sales	% of change from 2008 to 2009
Fresh Pork	14,245	76.95%	13,997	79.92%	1.77%
Frozen Pork	2,581	13.94%	1,086	6.20%	137.66%
Processed Food Products	1,686	9.11%	2430	13.88%	-30.62%

Total Sales	18,512	100%	17,513	100%	5.70%

In the first quarter of 2009, we raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the first quarter of 2009, our sales volume of fresh pork and frozen pork (by weight) increased, with the frozen pork category experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of fresh pork by weight, in the first quarter of 2009 as compared with the same period in the prior year. Our sales revenue for fresh pork decreased due to a reduction in the average per-kilogram price.  For processed food products, our sales by weight decreased by 30.62%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 13.09%. Management attributes the increases in sales revenue in our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending March 31, 2009, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	First Quarter of 2009	First Quarter of 2008	% change	Change in Price
Fresh Pork	$2.21	$2.59	-14.76%	$-0.38
Frozen Pork	$1.53	$2.17	-29.49%	$-0.64
Processed Food Products	$3.20	$1.96	63.27%	$1.24

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of March 31,	Showcase Stores	Supermarkets	Restaurants and Canteens
2008	635	122	3,191
2009	873	345	4,726

As shown in the table above, as of March 31, 2009, as compared to March 31, 2008, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets and hypermarkets are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has resulted in increased sales volume.

Cost of Sales. Cost of sales for the first quarter of 2009 decreased by $1,304,955 or approximately 3.58%, from $36,474,424 for the three months ended March 31, 2008 to $35,169,469 for the three months ended March 31, 2009. The decrease was principally attributable to the decrease in the average cost of live pigs in the first quarter of 2009 as compared to the same period in the prior year. Our cost of sales for our various product categories in the first quarter of each of 2009 and 2008 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales First Quarter	% of Overall Cost of	Cost of Sales First Quarter	% of Overall Cost of	% of increase from
Product Category	2009	Sales	2008	Sales	2008 to 2009
Fresh Pork	$27,779,537	78.99%	$31,371,652	86.01%	-11.45%
Frozen Pork	3,426,644	9.74%	1,794,542	4.92%	90.95%
Processed Food Products	3,963,288	11.27%	3,308,230	9.07%	19.80%

Total Cost of Sales	$35,169,469	100%	$36,474,424	100%	-3.58%

The following table shows our cost of sales in the first quarter of each of 2009 and 2008 as a percentage of sales within each product group.

Product Category:	Cost of Sales First Quarter 2009	% of Product Group Sales	Cost of Sales First Quarter 2008	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$27,779,537	88.05%	$31,371,652	86.22%	-1.83%
Frozen Pork	3,426,644	86.62%	1,794,542	76.10%	10.52%
Processed Food Products	3,963,288	73.56%	3,308,230	69.44%	4.12%
Total Cost of Sales	$35,169,469	86.00%	$36,474,424	83.84%	2.16%

Our cost of sales of fresh pork products decreased by 11.45% and by 1.83% as a percentage of sales of fresh pork products, in each case as compared to the first quarter of 2008. This change resulted principally from a decrease in the average cost of our live pigs of US$0.39 from US$2.29 per kilogram in the first quarter of 2008 to US$1.90 per kilogram in the first quarter of 2009. Our cost of sales of frozen pork products increased by 90.95% and by 10.52% as a percentage of sales of frozen pork products, in each case as compared to the first quarter of 2008, because production and sales of this product increased over the respective periods. During the first quarter of 2009, the cost of sales of processed food products increased by 19.80% and 4.12% as a percentage of sales of processed food products, in each case as compared to the same period last year. A contributing factor to this increase was the higher transportation and delivery cost associated with an expanded sales range of this product period over period.

The following table shows the estimated average per-kilogram price we paid for live pigs in 2008 and 2007:

	Average Unit Price Per Kilogram in 2008 (in $US)	Average Unit Price Per Kilogram in 2007 (in $US)	Price Increase (in $US)	% Increase from 2007 to 2008
First Quarter	2.2936	1.0579	1.1357	107.35%
Second Quarter	2.2578	1.3535	0.9043	66.81%
Third Quarter	2.2513	1.8104	0.4409	24.35%
Fourth Quarter	2.105	1.8656	0.2394	12.83%

Average for Year to Date	2.2676	1.5219	0.7457	49.00%

The most rapid increase in live pig prices occurred in the third and fourth quarters of 2007, for the highest grades of live pigs. However, live pig prices dropped from their highs in the second quarter of 2008 and have been stable since the third quarter of 2008. We believe that live pig prices will continue to remain stable, or perhaps trend lower, potentially through the first quarter of 2010. We believe this trend of lower, stable prices to be temporary.

Gross Profit. Gross profit was $5,724,454 for the three months ended March 31, 2009 as compared to $7,032,674 for the same period in 2008, representing a decrease of $1,308,220, or approximately 18.60%. Management attributes the decrease in gross profit to lower pricing to customers of our fresh and frozen pork products. We were able to partially offset this effect through the lower cost of live pigs, increased sales volume of frozen pork products, and increased pricing on processed pork products. Our gross profit as a percentage of sales was 14.00% in the first quarter of 2009 as compared to 16.16% for the same period in 2008.

The following table presents our gross profit for the three months ended March 31, 2009 and 2008. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit First Quarter of 2009	% of Product Group Sales	Gross Profit First Quarter of 2008	% of Product Group Sales	% of increase from First Quarter of 2008 to First Quarter of 2009
Fresh Pork	$3,770,617	11.95%	$5,036,292	13.84%	-25.13%
Frozen Pork	529,462	13.38%	556,052	23.58%	-4.78%
Processed Food Products	1,424,375	26.44%	1,440,330	30.23%	-1.11%
Total Gross Profit	$5,724,454	14.00%	$7,032,674	16.16%	-18.60%

In the first quarter of 2009, the gross profit of each of the fresh pork and frozen pork segments fell by 25.13% and 4.78% respectively as compared to the same period last year principally due to lower average-per-kilogram prices to customers which offset sales volume increases in each segment. The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales. Because of the high margins and increased prices to consumers of this product, we were able to maintain a stable amount of gross profit in dollar terms for this product period over period despite a decrease in sales volume.

Selling Expenses. Selling expenses totaled $864,959 for the three months ended March 31, 2009, as compared to $1,825,277 for the same period in 2008, a decrease of $960,318 or 52.61%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $559,113 for the three months ended March 31, 2009 as compared to $492,974 for the same period in 2008, an increase of $66,139 or 13.42%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the first quarter of 2009, we had total other expenses of $106,001, excluding a compensatory expense arising from the expected release of 482,955 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See Note 18 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  Excluding this compensatory expense, our total other expenses in the first quarter of 2009 decreased by $200,860, or 64.46% as compared to the same period in 2008.  This decrease in total other expenses is primarily attributable to a decrease in interest expense on bank indebtedness and the receipt of a subsidy from the Dalian government during the period of $62,659.

Net Income. Excluding a compensatory expense relating to release of the shares from the escrow arrangement described above, net income for the three months ended March 31, 2009 was $3,914,173 as compared to $4,241,217 for the same period in 2008, a decrease of $327,044 or 7.71%. This decrease in net income is attributable to the factors described above, but also generally from the decrease in sales price per unit of fresh pork and frozen pork products as compared to the same period in 2008.  Sales volume of these products actually increased period over period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months Ended March 31, 2009

As of March 31, 2009, we had cash and cash equivalents of $4,138,898, other current assets of $47,478,749 and current liabilities of $26,165,504. At March 31. 2008, we had $7,039,089 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $2,451,554 for the three months ended March 31, 2009, while net cash flow used from operating activities was $20,079,493 in the same period of 2008. This is primarily attributable to the fact that of 2008, in order to expand our sales, we began offering payment terms to accommodate our best customers.  Beginning in the first quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term clients with good credit (up to two months), where previously we required payment within 1-2 days of delivery of goods. This practice caused a decrease in, and some delay in collection of, our incoming cash.

Net cash used in investing activities was $3,496,845 for the three months ended March 31, 2009, compared to cash sourced from investing activities of $206,154 in the same period of 2008. This change is primarily due to amounts used for plant improvements in the first quarter of 2009.

Net cash sourced from financing activities was $4,390,442 for the three months ended March 31, 2008, as compared to net cash sourced from financing activities of $9,198,282 in the same period of 2008.  This decrease resulted principally from a decrease in our borrowings from banks during the first quarter of 2009 as compared to the same period of 2008.

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

Uses of Liquidity

Our cash requirements through the end of fiscal 2009 will be primarily to fund daily operations for the growth of our business. Management will consider acquiring additional manufacturing capacity for processed foods in the future to strengthen and stabilize our manufacturing base.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2009. For our long-term cash needs, we may consider a number of alternative financing opportunities, which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of March 31, 2009, we had outstanding $6,427,486 in aggregate borrowings from the Bank of China under two loans, in the principal amounts of $4,382,377 and $2,045,109, and on which we pay interest at rates of 6.1586% and 7.3260% per annum respectively. As of March 31, 2009, we also had outstanding one loan from the Bank of Huaxie in the principal amount of $4,382,377 and on which we pay interest at a rate of 6.3720% per annum.  As of March 31, 2009, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the three months ended March 31, 2009 and 2008, which was in each instance a gain, was $1,057 and $3,682,295, respectively.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2009, the market foreign exchanges rate was increased to 6.8456 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the three months ended March 31, 2009.

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

The following tables summarize our contractual obligations as of March 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
			Less than 1		1-3		3-5		5
	Total		Year		Years		Years		Years +
Contractual Obligations:
Bank Indebtedness		$10,809,863		$10,809,863	$	_	$	_	$	_
Other Indebtedness	$	_	$	_	$	_	$	_	$	_
Capital Lease Obligations	$	_	$	_	$	_	$	_	$	_
Operating Leases	$	_	$	_	$	_	$	_	$	_
Purchase Obligations		$287,833,972		$123,159,235		$164,674,737	$	_	$	_
Total Contractual Obligations:		$298,643,835		$133,969,098		$164,674,737	$	_	$	_

As indicated in the table, as of March 31, 2009 we had $287,833,972 in purchase obligations, which relates to our agreement for the purchase and sale of hogs.  On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At March 31, 2009, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2009 (April to December)	658,148	$187.13	$123,159,235
2010	800,000	$205.84	164,674,737
			$287,833,972

The Company believes that the fair market price of the hogs will increase by 10% each year.  The assumption of 10% reflects the Company’s expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2009, we had approximately $4,138,898 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $1,057 and $3,682,295 in the first quarter of 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of March 31, 2009.

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

ENERGROUP HOLDINGS CORPORATION

Dated: May 15, 2009	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ Wang Shu
Wang Shu
Chief Financial Officer
(Principal Financial and Accounting Officer)