Form 10-Q
period 2009-06-30
ENERGROUP HOLDINGS CORP
filed 2009-08-14
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 0-28806

ENERGROUP HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0420774
(State of Incorporation)	(I.R.S. Employer Identification No.)

No. 9, Xin Yi Street, Ganjingzi District	N/A
Dalian City, Liaoning Province, PRC 116039
(Address of principal executive offices)	(Zip Code)

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

As of June 30, 2009, the Registrant had 21,136,392 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Energroup Holdings Corporation

To:	Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Energroup Holdings Corporation (the “Company”) as of June 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company's management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
July 17, 2009	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

		At	At
		June 30,	December 31,
	Note	2009	2008
ASSETS
Current Assets
Cash		$22,946,069	$5,695,798
Restricted Cash	2(D),3	2,175,127	2,177,091
Accounts Receivable	2(E),4	14,567,491	18,661,065
Other Receivable		1,175,840	2,162,412
Related Party Receivable	5	12,292,485	10,919,777
Inventory	2(F),6	5,108,055	6,051,109
Purchase Deposit	2(G)	1,596,497	1,453,861
Prepaid Expenses		30,422	62,734
Prepaid Taxes		366,399	334,413
Deferred Tax Asset		644,492	643,609
Total Current Assets		60,902,877	48,161,869

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	24,782,354	25,794,151
Land Use Rights, net	2(I),8	13,317,115	13,430,435
Construction in Progress	2(J)	6,638,758	3,262,146
Other Assets		-	34,807

TOTAL ASSETS		$105,641,105	$90,683,408

LIABILITIES
Current Liabilities
Bank Loans & Notes	9	$10,811,127	$6,419,422
Accounts Payable		4,016,253	7,695,208
Accrued Liabilities		2,311,431	1,724,266
Taxes Payable		4,259,519	2,341,971
Other Payable		2,454,734	2,318,142
Customer Deposits	2(L)	3,974,547	3,258,752
Total Current Liabilities		27,827,610	23,757,761

TOTAL LIABILITIES		$27,827,610	$23,757,761

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

		At	At
		June 30,	December 31,
	Note	2009	2008
STOCKHOLDERS' EQUITY

Preferred Stock - $0.001 par value 10,000,000 shares authorized; 0 shares issued & outstanding at June 30, 2009 and December 31, 2008, respectively.		$-	$-
Common Stock $0.001 par value 21,739,130 shares authorized; 21,136,392 shares issued & outstanding at June 30, 2009 and December 31, 2008, respectively.		21,137	21,137
Additional Paid in Capital		34,280,564	26,062,337
Statutory Reserve	2(M),11	2,077,488	2,077,488
Retained Earnings		36,242,323	35,275,457
Accumulated Other Comprehensive Income	2(N)	5,191,984	3,489,228

TOTAL STOCKHOLDERS' EQUITY		77,813,495	66,925,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$105,641,105	$90,683,408

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Income
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

		3 months	3 months	6 months	6 months
		ended	ended	ended	ended
	Note	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	2(O)	$48,137,671	$43,076,524	$89,031,594	$86,583,622
Cost of Sales	2(P)	41,200,068	36,600,428	76,369,536	73,074,852
Gross Profit		6,937,604	6,476,097	12,662,058	13,508,771

Selling Expenses	2(Q)	(507,404)	(759,778)	(1,372,363)	(2,585,055)
General & Administrative Expenses	2(R)	(711,732)	(653,187)	(1,270,845)	(1,146,161)

Operating Income		5,718,467	5,063,132	10,018,850	9,777,555

Other Income		-	358,850	28,348	383,119
Interest Income		4,330	631,707	117,565	635,692
Other Expenses		(33,343)	(72,085)	(63,709)	(100,735)
Interest Expense		(85,376)	(300,613)	(302,595)	(607,078)
Government Subsidy Income		141,820	-	141,820	-
Release of Make Good Shares		(4,716,074)	-	(8,218,227)	-
Earnings before Tax		1,029,823	5,680,991	1,722,052	10,088,553

Income Tax	2(V),13	(474,978)	(66,023)	(755,186)	(232,368)

Net Income		$554,845	$5,614,968	$966,866	$9,856,185

Earnings Per Share	2(Y),16
Basic		$0.032	$0.325	$0.056	$0.571
Diluted		$0.026	$0.265	$0.046	$0.465

Weighted Average Shares Outstanding
Basic		17,272,756	17,272,756	17,272,756	17,272,756
Diluted		21,136,392	21,182,756	21,136,392	21,182,756

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of June 30, 2009 and December 31, 2008
(Stated in US Dollars)

						Accumulated
	Common Stock		Additional			Other
	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance, January 1, 2008	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811
Release of Shares Placed in Escrow	-	-	10,622,294	-	-	-	10,622,294
Net Income	-	-	-	-	6,837,265	-	6,837,265
Appropriations of Retained Earnings	-	-	-	1,326,044	(1,326,044)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	528,277	528,277
Balance, December 31, 2008	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647

Balance, January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	8,218,227	-	-	-	8,218,227
Net Income	-	-	-	-	966,866	-	966,866
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,702,756	1,702,756
Balance, June 30, 2009	21,136,392	$21,137	$34,280,564	$2,077,488	$36,242,323	$5,191,984	$77,813,495

	Note	12 months	6 months
		ended	ended
		December 31, 2008	June 30, 2009	Total
Comprehensive Income	2(M)
Net Income		$6,837,265	$966,866	$7,804,131
Other Comprehensive Income
Foreign Currency Translation Adjustment		528,277	1,702,756	2,231,033
Total Comprehensive Income		$7,365,542	$2,669,622	$10,035,165

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2009 and 2008
(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cash Flow from Operating Activities
Net Income	$554,845	$5,614,968	$966,866	$9,856,185
Non Cash Expense Recorded for the Release of Escrow Shares	4,716,074	-	8,218,227	-
Amortization	357,504	92,630	424,606	185,260
Depreciation	594,746	739,953	1,159,903	1,407,774
Decrease/(Increase) in Accounts & Other Receivables	8,552,388	(2,925,264)	3,707,436	(17,418,597)
Decrease/(Increase) in Inventory & Purchase Deposit	763,616	6,384,900	800,418	(2,721,767)
Decrease/(Increase) in Prepaid Taxes & Expenses	206,579	(64,415)	(556)	(149,450)
Increase/(Decrease) Accounts, Taxes & Other Payables	1,558,503	4,989,385	(1,624,816)	5,278,059
Increase/(Decrease) in Accrued Liabilities	(296,264)	(105,365)	587,165	153,474
Increase in Customer Deposits	398,604	1,612,260	715,795	1,670,140
Cash Sourced/(Used) in Operating Activities	17,406,597	16,339,051	14,955,043	(1,738,923)

Cash Flows from Investing Activities
Funds Released from/(Interest Earned in) Escrow Account	(643)	(72,836)	1,964	2,019,333
Purchases of Property, Equipment, and Construction of Plants	(43,409)	(291,927)	(3,524,718)	(646,814)
Purchase of Land Use Rights	(293,186)	-	(311,286)	-
Payments/(Withdraw) of Deposits	34,852	(58,952)	34,808	(60,308)
Cash Sourced/(Used) in Investing Activities	(302,387)	(423,715)	(3,799,233)	1,312,211

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	1,263	-	4,391,705	7,605,795
Repayment of Bank Loans	-	(8,585,910)	-	(8,585,910)
Cash Sourced/(Used) in Financing Activities	1,263	(8,585,910)	4,391,705	(980,115)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	17,105,473	7,329,427	15,547,515	(1,406,826)

Effect of Currency Translation	1,701,699	(3,097,786)	1,702,756	(1,354,295)
Cash & Cash Equivalents at Beginning of Period	4,138,898	7,039,089	5,695,798	14,031,851
Cash & Cash Equivalents at End of Period	$22,946,069	$11,270,730	$22,946,069	$11,270,730

Supplementary information:
Interest Received	$4,330	$631,707	$117,565	$635,692
Interest Paid	182,607	86,435	365,214	557,582
Income Tax Paid	-	-	-	-

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

The three operating subsidiaries were spun-off constituents of the former parent company, Dalian Chuming Group Co., Ltd. (“Group”).  The Company indirectly holds the three operating subsidiary companies through its wholly owned intermediary subsidiaries: (A) Precious Sheen Investments Limited (“PSI”), a British Virgin Islands corporation, and (B) Dalian Chuming Precious Sheen Investments Consulting Co., Ltd., (“Chuming”), a wholly foreign owned enterprise incorporated in the PRC.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.   As of June 30, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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
As of June 30, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

•	Since Energroup Holdings Corporation is primarily a holding company without any business activities in the United States, the Company shall not be subject to income tax.

(W)	Economic and Political Risks

The Company’s operations are conducted in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC economy.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

Exchange Rates	6/30/2009	12/31/2008	6/30/2008
Period end RMB : US$ exchange rate	6.8448	6.8542	6.8718
Average period RMB : US$ exchange rate	6.8432	6.9623	7.0726

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
As of June 30, 2009 and December 31, 2008

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

At June 30, 2009, the Company has yet to fulfill requirement (3).  The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18 – Financing Transaction.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

4.	Accounts Receivable

Accounts Receivable at June 30, 2009 and December 31, 2008 consisted of the following: -

	At	At
	June 30,	December 31,
	2009	2008
Accounts Receivable – Trade	$14,714,638	$18,849,560
Less: Allowance for Doubtful Accounts	(147,147)	(188,495)
Net Accounts Receivable	$14,567,491	$18,661,065

	At	At
	June 30,	December 31,
Allowance for Bad Debts	2009	2008
Beginning Balance	$(188,495)	$(84,723)
Allowance Provided	-	$(103,772)
Reverse	41,348	-
Ending Balance	$(147,174)	$(188,495)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  The Company previously extended one to two days of credit. As of June 30, 2009, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis at June 30, 2009: -

1-30 Days	$13,307,409
30-60 Days	332,151
61-90 Days	72,601
91-120 Days	5,581
121-365 Days	696,499
Over 365 Days	153,250
Total	$14,567,491

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

5.	Related Party Receivable

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $12,292,485 at June 30, 2009 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Mingxing Livestock Product Co. Ltd.,	235,016	Food Co. sold cooked food to Mingxing dating back to 1/2007.
		Subtotal of Related Party Sales		$235,016

B	Food	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	283,427	Huayu borrowed loan from Food Co. back to 11/2008
C	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	20,804,891	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009
D	Meat	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	139,161	Meat Co. paid utility fees for Fodder Co. dating back to 7/2008.
E	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	3,218,164	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.
F	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	9,838,657	Meat Co. advanced payments to Group for the purchase of hogs dating back to 4/2009
G	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	10,948,559	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

H	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,613,571	Sales Co. paid Huayu to help it buy materials dating back to 9/2008.
I	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	8,621,598	Sales Co. paid the Group to help it buy materials dating back to 7/2008.
J	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	20,354,486	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
K	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,587,869	Sales Co. paid the Industrial Co. to help it buy materials dating back to 5/2009
		Subtotal of Loans to Related Parties		$82,410,383

		Gross Related Party Receivable		$82,645,399

	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
L	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	609,697	Mingxing purchased raw materials for Meat Co. dating back to 12/1/2004.
M	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	8,295,662	Purchase of hogs from Group dating back to 7/2008.
N	Food	Purchase of Raw Materials resulting in Trade Payable to	Dalian Huayu Seafood Food Co., Ltd	2,866,472	Advance from Huaya for the purchase of product dating back to 12/2007.
		Subtotal of Purchases from Related Parties		$11,771,831

O	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	4,804,074	Food borrowed from Group to purchase materials dating back to 4/2009.
P	Meat	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	6,462,323	Group advanced payments for Meat Co. for the purchase of hogs dating back to 6/2009
Q	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	11,687,705	Group loaned to Meat Co. dating back to 4/2009

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

R	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	906,073	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
S	Meat	Loan Payable to	Dalian Chuming Industrial Development Co., Ltd.	18,916,658	Industrial Co. lent funds to Meat Co. for necessary operation activities dating 4/2009
T	Food	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	2,149	Food Co. borrowed funds from Mingxing for operations purpose dating back to 12/2008
U	WFOE	Loan Payable to	Dalian Chuming Group Co.	12,183,641	Group loaned funds to WFOE (incl. funds transferred from Meat for US RTO.
V	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	2,864,606	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009
W	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	753,854	Stockbreeding bought raw materials on behalf of Food Co. dating back to 4/2009
		Subtotal of Loans from Related Parties		$58,581,083

		Gross Related Party Payable		$70,352,914

	Setoff Related Party Receivable (Receivables have been set-off against payables)			$12,292,485

A.
The Food Co. sold USD 235 thousand (RMB 1.6 million) cooked food to Mingxing Co. on credit. This transaction had impact on statement of income. By applying 17% valued added tax, the Food Co., generated USD 200 thousand (RMB 1.4 million) sales revenue.

B.	Food Co. issued loans of USD 238 thousand (RMB 1.9 million) to Huayu in November 2008.

C.	Meat Co. paid loans of USD 20.8 million (RMB 142 million) for Industrial Co.

D.	The Meat Co. paid USD 139 thousand (RMB 952 thousand) utility fees for Fodder Co.

E.	The prepayment of USD 3.2 million (RMB 22 million) from Meat Co. to the Stockbreeding Combo was for the purchase of hogs.

F.	The balance of USD 9.8 million (RMB 67 million) was hog payment made by Meat Co. to the Group.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

G.	The balance of USD 10.9 million (RMB 74.9 million) which Food Co., paid bank loan principal and interest on behalf of Industrial Co. was still outstanding as of June 30, 2009

H.	The Sales Co. paid USD 2.6 million (RMB17.8 million) in advance to Huayu Co. for the purchase of raw materials.

I.	The balance of USD 8.6 million (RMB 59 million) receivable from Group to Sales Co. was payment made by Sales Co. for the Group to buy materials.

J.	Sales Co. help the Group to pay USD 20 million (RMB 140 million) to local farmers for the purchase of hogs.

K.
The receivable of USD 5.6 million (RMB39 million) due from Fodder Co. to Sales Co. consisted of following transactions: USD 2.6 million (RMB 17.7 million) was paid to buy feeding materials and USD 3 million (RMB 20 million) was paid for bank loan principal and interest.

L.	The balance of USD 609 thousand (RMB 4.2 million) payment owed by the Meat Co. to the Group was for the purchase of raw materials.

M.	The Group sold the hogs to Meat Co. for 8.2 million (RMB 55 million).

N.	The USD 2.8 million (RMB 19 million) deposits owed to Huayu was still outstanding at June 30, 2009.

O.	Food Co. borrowed USD 4.8 million (RMB 33 million) from Group to purchase materials.

P.	Group paid USD 6.4 million (RMB 43 million) for Meat Co. to purchase hogs.

Q.	The balance owed of USD 11.6 million (RMB 80 million) by Meat Co. to Group was for the purchase of hogs.

R.	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008

S.	Meat Co. borrowed USD 18.9 million (RMB 133 million) operation funds from Group.

T.	Food Co. borrowed USD 2 thousand (RMB 14 thousand) from Mingxing in December 2008.

U.	The outstanding payable balance of USD 12.2 million (RMB 83.2 million) due to the Group has been transferred to the books of Chuming.

V.	Fodder Co. bought USD 2.9 million (RMB 20 million) materials on behalf of Sales Co.

W.	Stockbreeding Co. bought raw materials for Food Co. dating back to 4/2009.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

Of the $12,292,485 net receivable owed by the Group to the Company, $4,382,889 has been securitized by bank drafts issued by the bank on behalf of Chuming Stockbreeding Combo. Development Co., Ltd. of the Group to the Company.  These notes are collateralized by deposits at the bank by Chuming Stockbreeding Combo.  The drafts can be endorsed and discounted to the bank for cash; however the Company currently intends to hold these drafts until maturity.

6.	Inventory

	At	At
	June 30,	December 31,
	2009	2008
Raw Materials	$690,718	$867,549
Work in Progress	15,795	241,738
Finished Goods	4,401,542	4,941,822
	$5,108,055	$6,051,109

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

7.	Property, Plant & Equipment

		Accumulated
At June 30, 2009:	Cost	Depreciation	Net
Buildings	$21,623,071	$3,789,303	$17,833,767
Manufacturing Equipment	9,879,240	3,726,939	6,152,302
Office Equipment	286,100	218,239	67,682
Vehicles	959,502	609,628	349,874
Furniture & Fixture	699,539	320,989	378,550
	$33,447,452	$8,665,098	$24,782,354

		Accumulated
At December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,315)	386,705
	$33,299,346	$(7,505,196)	$25,794,151

Depreciation expense for the six months ended June 30, 2009 was 1,159,903.

8.	Land Use Right

The Company had the following intangible assets outstanding at June 30, 2009 and December 31, 2008, respectively:-

	At	At
	June 30,	December 31,
	2009	2008
Land Use Rights, at Cost	$14,718,789	$14,407,503
Less: Accumulated Amortization	(1,401,674)	(977,068)
	$13,317,115	$13,430,435

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

9.	Bank Loans

At June 30, 2009, the Company had the following short-term loans outstanding:-

Bank	Interest Rate	Due Date	Amount
Bank of China	6.1586%	10/26/2009	$4,382,889
Bank of Huaxie	6.372%	3/3/2010	4,382,889
Bank of China	7.326%	10/17/2009	2,045,349
			$10,811,127

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

As a result of a reverse-merger on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$21,236,600	69.50%
PRE-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,864	13,043,964	18.28%
	21,136,392	$21,137	$34,280,564	100.00%

11.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

	At	At
	June 30,	December 31,
	2009	2008
PRC Registered Capital	$15,566,849	$15,566,849

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings
appropriated to
Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment
Outstanding	$5,705,936	$5,705,936

12.	Advertising Costs

Advertising expenses were $48,374 and $50,313 for the six months ended June 30, 2009 and 2008, respectively.

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for period ended June 30, 2009.

The Company’s operating subsidiary, Food, has made provision for income taxes for the six months ended June 30, 2009 of $755,186.

The Company’s operating subsidiary, Sales, has not made provision for income tax in 2009 as it has incurred operating losses during the six months period.

After adjusting for special tax-free status and net operating loss, the consolidated taxable earnings were determined, and the results were as follows: -

i.	2008	Tax expense	(520,089)
ii.	2007	Tax expense	(967,539)
iii.	2006	Tax benefit	1,609

Beginning December 31, 2007, the Company’s foreign subsidiaries became subject to U.S. income tax liability; however, the tax is deferred until foreign source income is repatriated to the Company and the Company has not currently determined when foreign source income will be repatriated.  Accordingly, the company has not made any provisions for U.S. income tax liability.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

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

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments.  Therefore, the Company did not have any capital commitments existing at June 30, 2009.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At June 30, 2009, the Company expects minimum quantities of hogs detailed in the following table:-

Year	Hogs	Price Per Hog	Amount
2009 (July to December)	522,794	$187.13	$97,830,441
2010	800,000	$205.84	164,674,737
			$262,505,178

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

Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at June 30, 2009 and 2008 and for the periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
June 30, 2009	Company	Company	Company	Eliminations	Total
Sales	$84,722,300	$12,730,112	$21,340,072	$(29,760,890)	$89,031,594
Cost of Sales	73,893,709	9,174,006	23,062,712	(29,760,890)	76,369,536
Gross Profit	10,828,591	3,556,107	(1,722,640)	-	12,662,058

Operating Expense	(538,643)	(455,499)	(1,413,639)	(235,427)	(2,643,208)

Operating (Loss)/Profit	10,289,947	3,100,608	(3,136,279)	(235,427)	10,018,850

Other Income (Expense)	24,948	(74,089)	(30,528)	(8,217,128)	(8,296,798)

Earnings before Tax	10,314,895	3,026,519	(3,166,807)	(8,452,555)	1,722,052

(Income Tax Expense)	-	(755,186)	-	-	(755,186)

Net Income	$10,314,895	$2,271,333	$(3,166,807)	$(8,452,555))	$966,866

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$3,852,759
Meat Company	Sales Company	19,209,953
Meat Company	Food Company	6,698,178
		$29,760,890

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
June 30, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$116,451,431	$32,351,523	$42,938,287	$(130,838,363)	$60,902,877
Non Current Assets	25,407,925	19,052,099	277,864	340	44,738,228
Total Assets	141,859,356	51,403,621	43,216,151	(130,838,023)	105,641,105

Current Liabilities	76,426,537	43,224,097	49,983,332	(141,806,355)	27,827,610

Total Liabilities	76,426,537	43,224,097	49,983,332	(141,806,355)	27,827,610

Net Assets	65,432,819	8,179,525	(6,767,181)	10,968,332	77,813,495

Total Liabilities & Net Assets	$141,859,356	$51,403,621	$43,216,151	$(130,838,023)	$105,641,105

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
June 30, 2008	Company	Company	Company	Eliminations	Total
Sales	$86,094,320	$10,710,188	$32,809,947	$(43,030,832)	$86,583,622
Cost of Sales	75,193,539	8,612,897	32,299,248	(43,030,832)	73,074,852
Gross Profit	10,900,781	2,097,291	510,699	-	13,508,771

Operating Expense	(1,561,818)	(809,103)	(1,243,301)	(116,994)	(3,731,216)

Operating (Loss)/Profit	9,338,963	1,288,188	(732,602)	(116,994)	9,777,555

Other Income (Expense)	601,323	(494,618)	124,143	80,150	310,998

Earnings before Tax	9,940,286	793,570	-608,460	-36,843	10,088,553

(Income Tax Expense)	-	232,368	-	-	232,368

Net Income	$9,940,286	$561,202	$(608,460)	$(36,843)	$9,856,185

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$7,133,567
Meat Company	Sales Company	28,633,827
Meat Company	Food Company	7,263,438
		$43,030,832

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	$74,713,237	$21,126,826	$41,826,291	$(89,504,485)	$48,161,869
Non Current Assets	22,624,642	19,570,329	325,480	1,088	42,521,539
Total Assets	97,337,879	40,697,155	42,151,771	(89,503,397)	90,683,408

Current Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Total Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Net Assets	55,044,742	5,900,619	(3,596,175)	9,576,462	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,396)	$90,683,408

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For six	For six
	months ended	months ended
	June 30,	June 30,
	2009	2008

Net Income (A)	$966,866	$9,856,185

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	-	46,364
- Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 18)	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,182,756

Earnings Per Share:
- Basic (A)/(B)	$0.056	$0.571
- Diluted (A)/(C)	$0.046	$0.465

Weighted Average Shares Outstanding:
- Basic	17,272,756	17,272,756
- Diluted	21,136,392	21,182,756

17.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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
As of June 30, 2009 and December 31, 2008

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

At June 30, 2009, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
iii.	Common shares issuable upon exercise of placement agent warrants	-
		21,136,392

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2009 and December 31, 2008

Concurrent with the Company’s financing transaction, the Company agreed to register for resale the common shares that were sold under the securities purchase agreement.  Pursuant to filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission, the Company entered into a Registration Rights Agreement with the Investors.  The agreement calls for liquidated damages to be paid by the Company, if in the event the registration statement is not declared effective within 135 days of the closing of the financing transaction.  The liquidated damages will be 1% of the total financing amount in cash per month for each month after the 135 days period.  The agreement states a maximum penalty of $1.70 million or 10% of the financing amount. At December 31, 2007, the Company accounted for the liability under the registration rights agreement in accordance with FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements.  Under such accounting treatment, the liquidated damages are accounted for as a reduction of the proceeds.  In asserting the most conservative position, the Company has accrued the maximum liability of $1.7 million and is carrying that balance in the accrued liabilities account. In the event that the registration becomes effective in a timeframe that is earlier than February 15, 2009, the portion that is not legally owed, or in the event that investors waive any liquidating damages, the accrual will be reversed and the funds will be added back to the Company’s additional paid in capital.

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

For the year ended December 31, 2008, the Company recorded an expense for the expected release of shares deposited in the escrow account. The Company expects that 1,931,818 shares will be released.  The amount of expense recorded was $10,622,294.  The impact on earnings per share, on a basic and diluted basis, was $0.61 and $0.50, respectively. Simultaneously, for the six months ended June 30, 2009, the Company expects that 965,910 shares will be released and have recorded the expense of $8,218,227. The impact on earnings per share, on a basic and diluted basis, was $0.48 and $0.39, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 7.5%) in the second quarter of 2009.

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

As of June 30, 2009, we had 705 employees, of whom 374 were operating personnel, 246 were sales personnel, 36 were research and development personnel and 49 were administrative personnel.

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

 The Chuming Operating Subsidiaries are spin-off constituents of a former parent company, Dalian Chuming Group Co., Ltd., or the “Group.” Our primary business activities are the production and packing of fresh pork and production of processed meat products for distribution and sale to clients throughout the PRC.  Chuming WFOE was incorporated in China as a wholly foreign owned enterprise in December 2007. Chuming WFOE is 100% owned by Precious Sheen Investments Limited (“PSI”), a holding company established in the British Virgin Islands in May 2007.

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

Our total sales volume was 27,697 metric tons in the second quarter of 2009, 18,512 metric tons in the first quarter of 2009, 18,007 metric tons in the fourth quarter of 2008, and 17,513 metric tons for the first quarter of 2008.

Due to a shortage in supply, live hog prices rose significantly in 2008. Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production.  The average pork price has declined somewhat from the first quarter of 2009, mainly because of perceptions arising from the appearance of swine flu in late April and early May.  In June 2009, the Chinese government purchased and placed in storage large quantities of pork products in order to adjust the pork price in an effort to cause it to rebound to a reasonable level.  As a result of this action, the prices of pork have been rising since July 2009, and have risen to a level higher than the prices seen during the first quarter of 2009.  The prices are continuing to trend higher.

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

Management believes that we need to broaden our geographic sales network and diversify our customer base. Currently our distribution network is principally located in Liaoning Province, especially Dalian city. We have however expanded our sales network for fresh and processed food products to almost all large and medium cities in the three most northeast province of China. In the near future we need to further extend this network and penetrate all the northeast provinces of China with all our products. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top five customers accounted for 36.30% for our total sales for the quarter ended June 30, 2009. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of June 30, 2009, the detailed identities of the consolidating subsidiaries are as follows:

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2009 and June 30, 2008.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ended June 30,	% of	Quarter Ended June 30,	% of
	2009	Sales	2008	Sales

Sales	$48,137,671	100.00%	$43,076,524	100.00%
Cost of Sales	(41,200,068)	85.59%	(36,600,428)	84.97%
Gross Profit	6,937,604	14.41%	6,476,097	15.03%
Selling Expenses	(507,404)	1.05%	(759,778)	1.76%
General & Administrative Expenses	(711,732)	1.48%	(653,187)	1.52%
Total Operating Expense	(1,219,136)	2.53%	(1,322,965)	3.07%
Operating Income / (Loss)	5,718,467	11.88%	5,063,132	11.75%
Other Income (Expense)		0.00%	358,850	0.83%
Earnings Before Tax	1,029,823	2.14%	5,680,991	13.19%
(Income Tax Expense) / Deferred Tax Benefit	(474,978)	0.99%	(66,023)	0.15%
Net Income	$554,845	1.15%	$5,614,968	13.03%
Earnings Per Share
Basic	$0.032		$0.325
Diluted	0.026		0.265
Weighted Average Shares Outstanding
Basic	17,272,756		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended June 30, 2009, we had sales of $48,137,671 as compared to sales of $43,076,524 for the quarter ended June 30, 2008, an increase of approximately 11.75%. Our sales for our various product categories in the second quarter of 2009 are summarized as follows:

Sales by product category, in dollars:	Second Quarter 2009 (amount)	% of Total Sales	Second Quarter 2008 (amount)	% of Total Sales	% of increase from 2008 to 2009
Fresh Pork	$36,298,849	75.41%	$35,361,296	82.09%	2.65%
Frozen Pork	4,485,295	9.32%	2,334,238	5.42%	92.15%
Processed Food Products	7,353,527	15.28%	5,380,990	12.49%	36.66%

Total Sales	$48,137,671	100%	43,076,524	100%	11.75%

Sales by product category, by weight of product (metric tons):	Second Quarter 2009 (Weight in tons)	% of Total Sales	Second Quarter 2008 (Weight in tons)	% of Total Sales	% of change from 2008 to 2009
Fresh Pork	21,904	79.08%	15,445	81.10%	41.82%
Frozen Pork	2,986	10.78%	1,173	6.16%	154.56%
Processed Food Products	2,807	10.13%	2,426	12.74%	15.70%

Total Sales	27,697	100%	19,044	100%	45.44%

In the second quarter of 2009, we raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the second quarter of 2009, our sales volume of fresh pork and frozen pork (by weight) increased as compared to the second quarter of 2008, with the frozen pork category continuing experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of fresh pork by weight, in the second quarter of 2009 as compared with the same period in the prior year.   For processed food products, our sales by weight increased by 15.70%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 36.66%. Management attributes the increases in sales revenue in our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending June 30, 2009, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Second quarter of 2009	Second quarter of 2008	% change	Change in Price
Fresh Pork	$1.66	$2.29	-0.28%	$-0.63
Frozen Pork	$1.50	$1.99	-0.25%	$-0.49
Processed Food Products	$2.62	$2.22	0.18%	$0.40

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of June 30,	Showcase Stores	Supermarkets	Restaurants and Canteens
2008	682	140	3,172
2009	906	546	4,983

As shown in the table above, as of June 30, 2009, as compared to June 30, 2008, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets and hypermarkets are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has resulted in increased sales volume.

Cost of Sales. Cost of sales for the second quarter of 2009 increased by $4,599,640 or approximately 12.57%, from $36,600,428 for the three months ended June 30, 2008 to $41,200,068 for the three months ended June 30, 2009. The increase was principally attributable to the concession on the sales price of the products to our sales agents on the condition that the sales agents assume marketing expenses in selling our products starting in the third quarter of 2008. Our cost of sales for our various product categories in the second quarter of each of 2009 and 2008 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales Second quarter	% of Overall Cost of	Cost of Sales Second quarter	% of Overall Cost of	% of Change from
Product Category	2009	Sales	2008	Sales	2008 to 2009
Fresh Pork	$31,905,635	77.44%	$30,442,496	83.18%	4.81%
Frozen Pork	3,885,010	9.43%	1,960,760	5.36%	98.14%
Processed Food Products	5,409,423	13.13%	4,197,172	11.47%	28.88%

Total Cost of Sales	$41,200,068	100%	$36,600,428	100%	12.57%

The following table shows our cost of sales in the second quarter of each of 2009 and 2008 as a percentage of sales within each product group.

Product Category:	Cost of Sales Second quarter 2009	% of Product Group Sales	Cost of Sales Second quarter 2008	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$31,905,635	87.90%	$30,442,496	86.09%	1.81%
Frozen Pork	3,885,010	86.62%	1,960,760	84.00%	2.62%
Processed Food Products	5,409,423	73.56%	4,197,172	78.00%	-4.44%
Total Cost of Sales	$41,200,068	85.59%	$36,600,428	84.97%	0.62%

Our cost of sales of fresh pork products increased by 4.81% and by 1.81% as a percentage of sales of fresh pork products, in each case as compared to the second quarter of 2008. This change resulted principally from the concession on the sales price of the products to our sales agents on the condition that the sales agents assume marketing expenses in selling our products starting in the third quarter of 2008. Our cost of sales of frozen pork products increased by 98.14% and by 2.62% as a percentage of sales of frozen pork products, in each case as compared to the second quarter of 2008, because production and sales of this product increased over the respective periods. During the second quarter of 2009, the cost of sales of processed food products increased by 28.88% and decreased by 4.44% as a percentage of sales of processed food products, in each case as compared to the same period last year. A contributing factor to this increase of cost of sales was the higher transportation and delivery cost associated with an expanded sales range of this product period over period.

The following table shows the estimated average per-kilogram price we paid for live pigs in 2009 and 2008:

	Average Unit Price Per Kilogram in 2009 (in $US)	Average Unit Price Per Kilogram in 2008 (in $US)	Price Increase (in $US)	% Increase from 2008 to 2009
First Quarter	1.7652	2.2936	-0.5284	-23.03%
Second Quarter	1.5032	2.2578	-0.7546	-33.42%
Third Quarter	N/A	2.2513	N/A	N/A
Fourth Quarter	N/A	2.105	N/A	N/A

Gross Profit. Gross profit was $6,937,604 for the three months ended June 30, 2009 as compared to $6,476,097 for the same period in 2008, representing an increase of $461,507, or approximately 7.13%. Management attributes the increase in gross profit to increased sales volume of all three product groups and increased pricing on processed pork products. Our gross profit as a percentage of sales was 14.41% in the second quarter of 2009 as compared to 15.03% for the same period in 2008.

The following table presents our gross profit for the three months ended June 30, 2009 and 2008. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Second quarter of 2009	% of Product Group Sales	Gross Profit Second quarter of 2008	% of Product Group Sales	% of increase from Second quarter of 2008 to Second Quarter of 2009
Fresh Pork	$4,393,214	12.10%	$4,918,801	13.91%	-10.69%
Frozen Pork	600,285	13.38%	373,478	16.00%	60.73%
Processed Food Products	1,944,104	26.44%	1,183,818	22.00%	64.22%
Total Gross Profit	$6,937,604	14.41%	$6,476,097	15.03%	7.13%

In the second quarter of 2009, the gross profit of the fresh pork segment fell by 10.69% as compared to the same period last year principally due to lower average-per-kilogram prices to customers which offset sales volume increases in this segment.  The gross profit of the frozen pork products segment increased by 60.73% as compared to the same period last year primarily due to the dramatic increase of the sales volume in this segment despite a lower per-kilogram unit price to customers. The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales. Because of the high margins and increased prices to consumers of this product, we were able to maintain a stable amount of gross profit in dollar terms for this product period over period.

Selling Expenses. Selling expenses totaled $507,404 for the three months ended June 30, 2009, as compared to $759,778 for the same period in 2008, a decrease of $252,374 or 33.22%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $711,732 for the three months ended June 30, 2009 as compared to $653,187 for the same period in 2008, an increase of $58,545 or 8.96%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the second quarter of 2009, we had no other income (expenses); however, we did have income of $141,820 from a government subsidy.  Our total other income  in the second quarter of 2009 decreased by $358,850, or 100% as compared to the same period in 2008.  This decrease in other income is primarily attributable to the decrease of rental income from our frozen storage facility and the exclusion of the government subsidy that was part of other income in prior periods.

Net Income. Net income for the three months ended June 30, 2009 was $554,845 as compared to $5,614,968 for the same period in 2008, a decrease of $5,060,123 or 90.12%. This decrease in net income is attributable to a compensatory expense arising from the expected release of 965,910 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See note 18 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months Ended June 30,	% of	Six Months Ended June 30,	% of
	2009	Sales	2008	Sales

Sales	$89,031,594	100.00%	$86,583,622	100.00%
Cost of Sales	(76,369,536)	85.78%	(73,074,852)	84.40%
Gross Profit	12,662,058	14.22%	13,508,771	15.60%
Selling Expenses	(1,372,363)	1.54%	(2,585,055)	2.99%
General & Administrative Expenses	(1,270,845)	1.43%	(1,146,161)	1.32%
Total Operating Expense	(2,643,208)	2.97%	(3,731,216)	4.31%
Operating Income / (Loss)	10,018,850	11.25%	9,777,555	11.29%
Other Income (Expense)	28,348	0.03%	383,119	0.44%
Earnings Before Tax	1,722,052	1.93%	10,088,553	11.65%
(Income Tax Expense) / Deferred Tax Benefit	(755,186)	0.85%	(232,368)	0.27%
Net Income	$966,866	1.09%	$9,856,185	11.38%
Earnings Per Share
Basic	$0.056		$0.571
Diluted	0.046		0.465
Weighted Average Shares Outstanding
Basic	17,272,756		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the first half year of 2009, we had sales of $89,031,594 as compared to sales of $86,583,622 for the first half year of 2008, an increase of approximately 2.83%. Our sales for our various product categories in the first half year of 2009 are summarized as follows:

Sales by product category, in dollars:	Six Months Ended June 30, 2009 (amount)	% of Total Sales	Six Months Ended June 30, 2008 (amount)	% of Total Sales	% of increase from 2008 to 2009
Fresh Pork	$67,849,003	76.21%	$71,746,282	82.86%	-5.43%
Frozen Pork	8,441,401	9.48%	4,692,323	5.42%	79.90%
Processed Food Products	12,741,190	14.31%	10,145,017	11.72%	25.59%

Total Sales	$89,031,594	100%	86,583,622	100%	2.83%

Sales by product category, by weight of product (metric tons):	Six Months Ended June 30,2009 (Weight in tons)	% of Total Sales	Six Months Ended June 30,2008 (Weight in tons)	% of Total Sales	% of change from 2008 to 2009
Fresh Pork	36,149	78.23%	29,442	80.54%	22.78%
Frozen Pork	5,567	12.05%	2,259	6.18%	146.44%
Processed Food Products	4,493	9.72%	4,856	13.28%	-7.48%

Total Sales	46,209	100%	36,557	100%	26.40%

In the first half year of 2009, we raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the first half year of 2009, our sales volume of fresh pork and frozen pork (by weight) increased, with the frozen pork category continuing experiencing the highest growth in sales volume both by weight and in terms of sales revenue. We also increased our sales of fresh pork by weight, in the first half year of 2009 as compared with the same period in the prior year. Our sales revenue for fresh pork decreased due to a reduction in the average per-kilogram price.  For processed food products, our sales by weight decreased by 7.48%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 25.59%. Management attributes the increases in sales revenue in our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the first half year of 2009, as compared to the same period last year:

	Average Per-Kilogram Price to Customers (in $US)
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	% change	Change in Price
Fresh Pork	$1.88	$2.44	-0.23%	$-0.56
Frozen Pork	$1.52	$2.08	-0.27%	$-0.56
Processed Food Products	$2.84	$2.09	0.36%	$0.75

Cost of Sales. Cost of sales for the first half year of 2009 increased by $3,294,684 or approximately 4.51%, from $73,074,852 for the first half year of 2008 to $76,369,536 for the first half year of 2009. The increase was principally attributable to the concession on the sales price of the products to sales agents on a condition that sales agent assumes marketing expenses in selling our products, starting in the third quarter of 2008. Our cost of sales for our various product categories in the first half year of each of 2009 and 2008 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Six Months Ended June 30,	% of Overall Cost of	Six Months Ended June 30,	% of Overall Cost of	% of increase from
Product Category	2009	Sales	2008	Sales	2008 to 2009
Fresh Pork	$59,685,172.07	78.15%	$61,814,148	84.59%	-3.44%
Frozen Pork	7,311,653.76	9.57%	3,755,302	5.14%	94.70%
Processed Food Products	9,372,711.16	12.27%	7,505,402	10.27%	24.88%

Total Cost of Sales	$76,369,536.00	100%	$73,074,852	100%	4.51%

The following table shows our cost of sales in the first half year of 2009 and 2008 as a percentage of sales within each product group.

Product Category:	Cost of Sales Six Months Ended June 30, 2009	% of Product Group Sales	Cost of Sales Six Months Ended June 30, 2008	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$59,685,172.07	87.97%	$61,814,148	86.16%	1.81%
Frozen Pork	7,311,653.76	86.62%	3,755,302	80.03%	6.56%
Processed Food Products	9,372,711.16	73.56%	7,505,402	73.98%	-0.42%
Total Cost of Sales	$76,369,537.00	85.78%	$73,074,852	84.40%	1.38%

Our cost of sales of fresh pork products decreased by 3.44% and increased by 1.81% as a percentage of sales of fresh pork products, in each case as compared to the first half year of 2008. This change resulted principally from the concession on the sales price of the products to our sales agents on the condition that the sales agents assume marketing expenses in selling our products starting in the third quarter of 2008. Our cost of sales of frozen pork products increased by 94.70% and by 6.56% as a percentage of sales of frozen pork products, in each case as compared to the first half year of 2008, because production and sales of this product increased over the respective periods. During the first half year of 2009, the cost of sales of processed food products increased by 24.88% and decreased by 0.42% as a percentage of sales of processed food products, in each case as compared to the same period last year. A contributing factor to this increase was the higher transportation and delivery cost associated with an expanded sales range of this product period over period.

Gross Profit. Gross profit was $12,662,058 for the first half year of 2009 as compared to $13,508,771 for the same period in 2008, representing a decrease of $846,713, or approximately 6.27%. Management attributes the decrease in gross profit to lower pricing to customers of our fresh and frozen pork products. We were able to partially offset this effect through the lower cost of live pigs, increased sales volume of fresh and frozen pork products, and increased pricing on processed pork products. Our gross profit as a percentage of sales was 14.22% in the first half year of 2009 as compared to 15.60% for the same period in 2008.

The following table presents our gross profit for the first half year of 2009 and 2008. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Six Months Ended June 30, 2009	% of Product Group Sales	Gross Profit Six Months Ended June 30, 2008	% of Product Group Sales	% of Change from 2008 to 2009
Fresh Pork	$8,163,831	12.03%	$9,932,134	13.84%	-17.80%
Frozen Pork	1,129,747	13.38%	937,021	19.97%	20.57%
Processed Food Products	3,368,479	26.44%	2,639,615	26.02%	27.61%
Total Gross Profit	$12,662,057	14.22%	$13,508,770	15.60%	-6.27%

In the first half year of 2009, the gross profit of the fresh pork segment fell by 17.80% as compared to the same period last year principally due to lower average-per-kilogram price to customers which offset sales volume increases in this segment. The gross profit of the frozen port products increased by 20.57% as compared to the same period last year primarily due to the dramatically increase of sales volume despite the lower average per-kilogram price to customers.  The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales. Because of the high margins and increased prices to consumers of this product, we were able to maintain a stable amount of gross profit in dollar terms for this product period over period despite a decrease in sales volume.

Selling Expenses. Selling expenses totaled $1,372,363 for the first half year of 2009, as compared to $2,585,055 for the same period in 2008, a decrease of $1,212,692 or 46.91%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $1,270,845 for the first half year of 2009 as compared to $1,146,161 for the same period in 2008, an increase of $124,684 or 10.88%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the first half year of 2009, we had total other income of $28,348 and we did have income of $141,820 from a government subsidy.  Our total other income in the first half year of 2009 decreased by $354,771, or 92.60% as compared to the same period in 2008.  This decrease in total other income is primarily attributable to the decrease of rental income from our frozen storage facility and the exclusion of the government subsidy that was part of other income in prior periods.

Net Income. Net income for the first half year of 2009 was $966,866 as compared to $9,856,185 for the same period in 2008, a decrease of $8,889,319 or 90.19%. This decrease in net income is attributable to a compensatory expense arising from the expected release of 965,910 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See note 18 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six Months Ended June 30, 2009

As of June 30, 2009, we had cash and cash equivalents of $22,946,069, other current assets of $37,956,808 and current liabilities of $27,827,610. At June 30. 2008, we had $11,270,730 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash sourced in operating activities was $14,955,043 for the first half year of 2009, while net cash flow used in operating activities was $1,738,923 in the same period of 2008. This is primarily attributable to the fact that of 2008, in order to expand our sales, we began offering payment terms to accommodate our best customers.  Beginning in the first quarter of 2008, we revised our customer credit policy and began offering extended payment terms to some of our quality long term clients with good credit (up to two months), where previously we required payment within 1-2 days of delivery of goods. This practice caused a decrease in, and some delay in collection of, our incoming cash.

Net cash used in investing activities was $3,799,233 for the first half year of 2009, compared to cash sourced from investing activities of $1,312,211 in the same period of 2008. This change is primarily due to amounts used for improvements for one of our fresh food plants in the first half year of 2009.

Net cash sourced from financing activities was $4,391,705 for the first half year of 2009, as compared to net cash used from financing activities of $980,115 in the same period of 2008.  This increase resulted principally from an increase in our borrowings from banks during the first half year of 2009 as compared to the same period of 2008.

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

As of June 30, 2009, we had outstanding $6,428,238 in aggregate borrowings from the Bank of China under two loans, in the principal amounts of $4,382,889 and $2,045,349, and on which we pay interest at rates of 6.1586% and 7.3260% per annum respectively. As of June 30, 2009, we also had outstanding one loan from the Bank of Huaxie in the principal amount of $4,382,889 and on which we pay interest at a rate of 6.3720% per annum.  As of June 30, 2009, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the first half year of 2009 was $1,702,756, which was a gain; and for the first half year of 2008, $1,354,295 as a loss.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of June 30, 2009, the market foreign exchanges rate was increased to 6.8448 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the first half year of 2009.

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

The following tables summarize our contractual obligations as of June 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
			Less than 1		1-3		3-5		5
	Total		Year		Years		Years		Years +
Contractual Obligations:
Bank Indebtedness		$10,811,127		$10,811,127	$	_	$	_	$	_
Other Indebtedness	$	_	$	_	$	_	$	_	$	_
Capital Lease Obligations	$	_	$	_	$	_	$	_	$	_
Operating Leases	$	_	$	_	$	_	$	_	$	_
Purchase Obligations		$262,505,178		$97,830,441		$164,674,737	$	_	$	_
Total Contractual Obligations:		$273,316,305		$108,741,568		$164,674,737	$	_	$	_

As indicated in the table, as of June 30, 2009 we had $262,505,178 in purchase obligations, which relates to our agreement for the purchase and sale of hogs.  On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At June 30, 2009, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2009 (July to December)	522,794	$187.13	$97,830,441
2010	800,000	$205.84	164,674,737
			$262,505,178

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2009, we had approximately $22,946,069 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $1,701,699 and $3,097,786 in the second quarter of 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of June 30, 2009.

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

ENERGROUP HOLDINGS CORPORATION

Dated: August 14, 2009	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Wang Shu
Wang Shu
Chief Financial Officer
(Principal Financial and Accounting Officer)