Form 10-Q
period 2009-09-30
ENERGROUP HOLDINGS CORP
filed 2009-11-16
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the Registrant had 21,136,392 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Energroup Holdings Corporation

Contents	Page

Report of Registered Independent Public Accounting Firm	5

Consolidated Balance Sheets	6 - 7

Consolidated Statements of Income	8

Consolidated Statements of Changes in Stockholders’ Equity	9

Consolidated Statements of Cash Flows	10-11

Notes to Consolidated Financial Statements	12 – 34

To:         Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Energroup Holdings Corporation (the “Company”) as of September 30, 2009 and December 31, 2008, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2009 and 2008. These interim consolidated financial statements are the responsibility of the Company’s management.

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

South San Francisco, California	Samuel H. Wong & Co., LLP
October 25, 2009	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

		At	At
		September 30,	December 31,
ASSETS	Note	2009	2008
Current Assets
Cash		$14,670,937	$5,695,798
Restricted Cash	2(D),3	2,175,676	2,177,091
Accounts Receivable	2(E),4	30,311,236	18,661,065
Other Receivable		6,378,797	2,162,412
Related Party Receivable	5	17,714,847	10,919,777
Inventory	2(F),6	6,305,385	6,051,109
Purchase Deposit	2(G)	1,198,540	1,453,861
Prepaid Expenses		36,268	62,734
Prepaid Taxes		274,979	334,413
Deferred Tax Asset		645,171	643,609
Total Current Assets		79,711,836	48,161,869

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	24,261,966	25,794,151
Land Use Rights, net	2(I),8	13,265,187	13,430,435
Construction in Progress	2(J)	6,691,893	3,262,146
Other Assets		-	34,807

TOTAL ASSETS		$123,930,882	$90,683,408

LIABILITIES
Current Liabilities
Bank Loans & Notes	9	$16,672,517	$6,419,422
Accounts Payable		4,634,941	7,695,208
Taxes Payable		5,657,814	2,341,971
Other Payable		3,951,402	2,318,142
Accrued Liabilities		2,444,836	1,724,266
Customer Deposits	2(L)	4,312,331	3,258,752
Total Current Liabilities		37,673,841	23,757,761

TOTAL LIABILITIES		$37,673,841	$23,757,761

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

		At	At
		September 30,	December 31,
STOCKHOLDERS’ EQUITY	Note	2009	2008

Preferred Stock - $0.001 par value 10,000,000 shares authorized; 0 shares issued & outstanding at September 30, 2009 and December 31, 2008, respectively.		$-	$-
Common Stock $0.001 par value 21,739,130 shares authorized; 21,136,392 shares issued & outstanding at September 30, 2009 and December 31, 2008, respectively.		21,137	21,137
Additional Paid in Capital		38,900,380	26,062,337
Statutory Reserve	2(M),11	2,077,488	2,077,488
Retained Earnings		39,995,333	35,275,457
Accumulated Other Comprehensive Income	2(N)	5,262,704	3,489,228

TOTAL STOCKHOLDERS’ EQUITY		86,257,041	66,925,647

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$123,930,882	$90,683,408

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Income
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

		3 months	3 months	9 months	9 months
		ended	ended	ended	ended
	Note	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Sales	2(O)	$67,821,080	$53,725,596	$156,852,674	$140,309,218
Cost of Sales	2(P)	(57,246,206)	(47,254,631)	(133,615,742)	(120,329,483)
Gross Profit		10,574,874	6,470,965	23,236,932	19,979,735

Selling Expenses	2(Q)	(706,664)	(878,893)	(2,079,027)	(3,463,947)
General & Adm. Expenses	2(R)	(614,806)	(734,976)	(1,885,651)	(1,881,138)

Operating Income		9,253,405	4,857,096	19,272,254	14,634,650

Other Income		7,204	680,344	35,552	1,420,060
Other Expenses		(8,270)	(413,264)	(71,978)	(514,000)
Interest Income		13,574	-	131,139	279,097
Interest Expense		(206,869)	(587,118)	(509,464)	(1,194,197)
Government Subsidy Income		14	-	141,834	-
Release of Make Good Shares		(4,619,816)	-	(12,838,043)	-
Earnings before Tax		4,439,242	4,537,058	6,161,294	14,625,611

Income Tax	2(V),13	(686,232)	(216,770)	(1,441,418)	(449,138)

Net Income		$3,753,010	$4,320,288	$4,719,876	$14,176,473

Earnings Per Share	2(Y),16
Basic		$0.22	$0.25	$0.27	$0.82
Diluted		$0.18	$0.20	$0.22	$0.67

Weighted Average Shares Outstanding
Basic		17,272,756	17,272,756	17,272,756	17,272,756
Diluted		21,136,392	21,182,756	21,136,392	21,182,756

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

						Accumulated
	Common Stock		Additional			Other
	Shares		Paid in	Statutory	Retained	Comprehensive
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance, January 1, 2008	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811
Release of Shares Placed in Escrow	-	-	10,622,294	-	-	-	10,622,294
Net Income	-	-	-	-	6,837,265	-	6,837,265
Appropriations of Retained Earnings	-	-	-	1,326,044	(1,326,044)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	528,277	528,277
Balance, December 31, 2008	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647

Balance, January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	12,838,043	-	-	-	12,838,043
Net Income	-	-	-	-	4,719,876	-	4,719,876
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,773,476	1,773,476
Balance, September 30, 2009	21,136,392	$21,137	$38,900,380	$2,077,488	$39,995,333	$5,262,704	$86,257,041

		12 months	9 months
		ended	ended
	Note	December 31, 2008	September 30, 2009	Total
Comprehensive Income	2(M)
Net Income		$6,837,265	$4,719,876	$11,557,141
Other Comprehensive Income
Foreign Currency Translation Adjustment		528,277	1,773,476	2,301,753
Total Comprehensive Income		$7,365,542	$6,493,352	$13,858,894

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cash Flow from Operating Activities
Cash Received from customers	$41,789,815	$45,452,629	$135,386,459	$116,666,578
Cash Paid to Suppliers & Employees	(55,737,214)	(43,761,827)	(134,780,845)	(116,525,266)
Interest Received	13,574	315,155	131,139	279,097
Interest Paid (net of amount capitalized)	(149,325)	(356,596)	105,637	(242,428)
Taxes Paid	-	(218,362)	-	(490,239)
Miscellaneous Receipts	9,437	337	38,940	4,672

Cash Sourced/(Used) in Operating Activities	(14,073,713)	1,431,337	881,330	(307,586)

Cash Flows from Investing Activities
Funds Released from/(Interest Earned in) Escrow Account	(548)	(3,720)	1,416	2,015,613
Purchases of Property, Equipment, and Construction of Plants	(117,482)	(2,042,604)	(3,642,200)	(2,689,418)
Purchase of Land Use Rights	(15,499)	(904,031)	(326,785)	(904,031)
Payments/(Withdraw) of Deposits	-	(227)	34,808	(60,535)

Cash Sourced/(Used) in Investing Activities	(133,529)	(2,950,582)	(3,932,762)	(1,638,371)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	5,861,390	15,004,489	10,253,095	6,418,579
Repayment of Bank Loans	-	(14,988,890)	-	(7,383,095)

Cash Sourced/(Used) in Financing Activities	5,861,390	15,599	10,253,095	(964,516)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	(8,345,852)	(1,503,647)	7,201,663	(2,910,473)

Effect of Currency Translation	70,720	1,905,294	1,773,476	550,999

Cash & Cash Equivalents at Beginning of Period	22,946,069	11,270,730	5,695,798	14,031,851

Cash & Cash Equivalents at End of Period	$14,670,937	$11,672,377	$14,670,937	$11,672,377

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Sourced (Used) in Operations
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net Income	$3,753,010	$4,320,288	$4,719,876	$14,176,473

Adjustments to Reconcile Net Income to Net Cash Provided by Operation Activities.

Release of Shares from Escrow	4,619,816	-	12,838,043	-
Amortization	67,427	74,052	492,033	259,312
Depreciation	584,736	576,203	1,744,638	1,983,977
Provision for Bad Debt	159,028	-	117,679	-
Increase in Accounts Receivable	(15,902,773)	(10,487,495)	(11,767,850)	(27,906,092)
Increase in Other Receivable	(5,202,956)	-	(4,216,385)	-
Increase in Related Party Receivable	(5,422,362)	-	(6,795,071)	-
Increase in Inventory	(1,197,330)	(1,987,668)	(254,276)	(4,709,434)
Decrease in Advance to Suppliers	397,958	-	255,321	-
Decrease/(Increase) in Prepaid Expenses	(5,847)	(934,281)	26,466	-
Decrease/(Increase) in Prepaid Taxes	91,419	-	59,434	(1,083,731)
Increase in Deferred Tax Asset	(679)	-	(1,563)	-
Increase/(Decrease) in Accounts Payable	618,689	8,298,021	(3,060,267)	13,576,079
Increase in Taxes Payable	1,398,295	-	3,315,843	-
Increase in Other Payable	1,496,668	-	1,633,260	-
Increase in Accrued Liabilities	133,405	394,292	720,570	547,767
Increase in Customer Deposits	337,784	1,177,925	1,053,579	2,848,064

Total of all adjustments	(17,826,722)	(2,888,951)	(3,838,546)	(14,484,059)

	$(14,073,713)	$1,431,337	$881,330	$(307,586)

See Accompanying Notes to the Consolidated Financial Statements

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

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
As of September 30, 2009 and December 31, 2008

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.  As of September 30, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

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
As of September 30, 2009 and December 31, 2008

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
As of September 30, 2009 and December 31, 2008

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

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
As of September 30, 2009 and December 31, 2008

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
As of September 30, 2009 and December 31, 2008

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

Exchange Rates	9/30/2009	12/31/2008	9/30/2008
Period end RMB : US$ exchange rate	6.8376	6.8542	6.8551
Average period RMB : US$ exchange rate	6.8425	6.9623	6.9989

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets and FASB Statement No. 167, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities.

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

On July 1, 2009, FASB issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles.  The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such guidance carries an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009.

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

At September 30, 2009, the Company has yet to fulfill requirement (3). The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 18 – Financing Transaction.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

4.	Accounts Receivable

Accounts Receivable at September 30, 2009 and December 31, 2008 consisted of the following: -

	At	At
	September 30,	December 31,
	2009	2008
Accounts Receivable – Trade	$30,617,410	$18,849,560
Less: Allowance for Doubtful Accounts	(306,174)	(188,495)
Net Accounts Receivable	$30,311,236	$18,661,065

	At	At
	June 30,	December 31,
Allowance for Bad Debts	2009	2008
Beginning Balance	$(188,495)	$(84,723)
Allowance Provided	(117,679)	(103,772)
Reverse	-	-
Ending Balance	$(306,174)	$(188,495)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  The Company previously extended one to two days of credit. As of September 30, 2009, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis at September 30, 2009: -

1-30 Days	$15,229,122
30-60 Days	12,465,922
61-90 Days	2,542,560
91-120 Days	73,632
121-365 Days	-
Over 365 Days	-
Total	$30,311,236

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

5.	Related Party Receivable

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $17,714,847 at September 30, 2009 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Mingxing Livestock Product Co. Ltd.,	235,264	Food Co. sold cooked food to Mingxing dating back to 1/2007.
Subtotal of Related Party Sales	$235,264

B	Food	Loan Receivable from	Dalian Fodder Co., Ltd.	15,346	Food Co. advanced prepayment to Fodder Co. for purchase of raw materials dating back to 7/2009
C	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	18,886,845	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
D	Food	Loan Receivable From	Dalian Chuming Group Co., Ltd.	6,193,761	Food Co. paid bank loan principal and interest on behalf of Group dating back to 9/2009
E	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	37,707,218	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009
F	Meat	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	2,327,531	Meat Co. paid raw materials and utility fees for Fodder Co. dating back to 7/2008.
G	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	3,130,099	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.
H	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	933,582	Meat Co. advance prepayment to Group for the purchase of raw materials dating back to 7/2009
I	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,616,249	Sales Co. help Huayu purchase materials dating back to 9/2008.
J	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	9,089,041	Sales Co. purchased hogs and paid general and administrative expenses on behalf of Group dating back to 7/2008.
K	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	20,311,018	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
L	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,593,753	Sales Co. purchased materials for Industrial Co. dating back to 7/2009
M	Sales	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	1,456,814	Sales Co. purchased feeding materials for Fodder Co. dating back to 5/2009
Subtotal of Loans to Related Parties	$108,261,257

Gross Related Party Receivable	$108,496,521

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
N	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	8,869,725	Meat Co. purchased of hogs from Stockbreeding Combo Development Co. dating back to 7/2009
O	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	47,322,320	Purchase of hogs from Group dating back to 7/2008.

Subtotal of Purchases from Related Parties	$56,192,046

P	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	583	Food borrowed from Group to purchase materials dating back to 4/2009.
Q	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,047,502	Stockbreeding Combo Development Co. bought raw materials for Food Co. dating back to 4/2009
R	Food	Loan Payable to	Dalian Mingxing Livestock Product Co., Ltd.	1,569	Food Co. borrowed funds from Mingxing for operations purpose dating back to 12/2008
S	Food	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,907,515	Food Company collected customer deposits on behalf of Huayu Co. dating back to 7/2009
T	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	12,260,724	Group loaned to Meat Co. dating back to 4/2009
U	Meat	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,072,830	Huayu Co. loaned to Meat Co. dating back to 7/2009
V	Meat	Loan Payable to	Dalian Mingxing Livestock Product Co., Ltd.	610,521	Mingxing Co. paid the operation expense on behalf of Meat Co., dating back to 7/2009
W	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	915,251	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
X	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	3,259,311	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009
Y	WFOE	Loan Payable to	Dalian Chuming Group Co.	10,513,823	Group loaned funds to WFOE (includes funds transferred from Meat for US RTO.)

Subtotal of Loans from Related Parties	$34,589,629

Gross Related Party Payable	$90,781,674

Setoff Related Party Receivable (Receivables have been set-off against payables)	$17,714,847

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

A.	The Food Company sold USD 235 thousand (RMB 1.6 million) cooked food to Mingxing Company on credit.

B.	Food Company prepaid USD 15 thousand (RMB 104 thousand) to Fodder Company in third quarter of 2009 for the purchase of raw materials.

C.	Food Company paid USD 18.8 million (RMB 129 million) bank loan principal and interest on behalf of Industrial Development Company.

D.	Food Company paid USD 6.2 million (RMB 42 million) bank loan principal and interest on behalf of Chuming Group.

E.	Meat Co. paid USD 37.7 million (RMB 257.8 million) bank loan principal and interest on behalf Industrial Development Company.

F.	Meat Co. paid USD 2 million (RMB 16 million) raw materials and utility fees for Fodder Company.

G.	The prepayment of USD 3.1 million (RMB 21.4 million) from Meat Company to the Stockbreeding Combo Development Company was for the purchase of hogs.

H.	Meat Company advanced 933 thousand (RMB 6.4 million) to Chuming Group for the purchase of raw materials.

I.	Sales Company bought USD 2.6 million (RMB 17.9 million) raw materials for Huayu Seafood Company.

J.	The balance of USD 9.1 million (RMB 62 million) receivable from Chuming Group to Sales Company was for the payments of hogs and operation expense.

K.	Sales Company help the Combo Development Company to pay USD 20 million (RMB 140 million) to local farmers for the purchase of hogs.

L.	Sales Company purchased USD 5.6 million (RMB 38 million) materials for Industrial Development Company.

M.	The receivable of USD 1.5 million (RMB 10 million) due from Fodder Company to Sales Company is primary for the purchase of feeding materials.

N.	The balance of USD 8.9 million (RMB 61 million) payment owed by the Meat Company to Chuming Stockbreeding Combo Development Company was for the purchase of hogs.

O.	The Group sold hogs to Meat Co. for 47.3 million (RMB 323.6 million).

P.	Chuming Group purchased USD 583 (RMB 4 thousand) materials for Food Company

Q.	Stockbreeding Combo Development Company purchased USD 2 million (RMB 14 million) for Food Company.

R.	Mingxing Livestock Company paid USD 1.6 thousand (RMB 10.7 thousand) daily operation expenses on behalf of Food Company.

S.	Food Company collected USD 2.9 million (RMB 19.9 million) customer deposits on behalf of Huayu Seafood Company.

T.	Meat Company borrowed USD 12.2 million (RMB 83.8 million) operation funds from Chuming Group.

U.	Meat Company borrowed USD 2.1 million (RMB 14 million) operation funds from Huayu Seafood Company.

V.	Mingxing Livestock Company paid USD 611 thousand (RMB 4.1 million) general and administrative expenses for Meat Company.

W.	Sales Company collected USD 915 thousand (RMB 6.3 million) bank loans on behalf of Mingxing Livestock Company.

X.	Fodder Company bought USD 3.3 million (RMB 22.3 million) materials on behalf of Sales Company.

Y.	The outstanding payable balance of USD 10.5 million (RMB 70 million) due to the Group has been transferred to the books of Chuming.

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

Of the $17,714,847 net receivable owed by the Group to the Company, $4,387,504 has been securitized by bank drafts issued by the bank on behalf of Chuming Stockbreeding Combo. Development Co., Ltd. of the Group to the Company.  These notes are collateralized by deposits at the bank by Chuming Stockbreeding Combo.  The drafts can be endorsed and discounted to the bank for cash; however the Company currently intends to hold these drafts until maturity.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

6.	Inventory

	At	At
	September 30,	December 31,
	2009	2008
Raw Materials	$2,404,890	$867,549
Work in Progress	599,912	241,738
Finished Goods	3,300,583	4,941,822
	$6,305,385	$6,051,109

7.           Property, Plant & Equipment

		Accumulated
At September 30, 2009:	Cost	Depreciation	Net
Buildings	$21,660,465	$(4,055,819)	$17,604,646
Manufacturing Equipment	10,070,179	(4,113,899)	5,956,280
Office Equipment	236,429	(183,245)	53,185
Vehicles	938,180	(630,378)	307,802
Furniture & Fixture	606,546	(266,493)	340,053
	$33,511,800	$(9,249,834)	$24,261,966

		Accumulated
At December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,315)	386,705
	$33,299,346	$(7,505,196)	$25,794,151

Depreciation expense for the nine months ended September 30, 2009 was $1,744,638.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

8.	Land Use Right

The Company had the following intangible assets outstanding at September 30, 2009 and December 31, 2008, respectively:-

	At	At
	September 30,	December 31,
	2009	2008
Land Use Rights, at Cost	$14,734,288	$14,407,503
Less: Accumulated Amortization	(1,469,101)	(977,068)
	$13,265,187	$13,430,435

Amortization expense for the nine months ended September 30, 2009 was $492,033

9.	Bank Loans

At September 30, 2009, the Company had the following short-term loans outstanding:-

Bank	Interest Rate	Due Date	Amount
Bank of China	6.1586%	10/26/2009	$4,387,504
Bank of Huaxie	6.372%	3/3/2010	4,387,504
Bank of China	7.326%	10/17/2009	2,047,503
Shanghai Pufa Development Bank	5.841%	7/16/2010	5,850,006
			$16,672,517

The loan provided by the Bank of China is secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000).

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

10.	Capitalization

As a result of a reverse-merger on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$25,856,416	69.50%
PRE-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,864	13,043,964	18.28%
	21,136,392	$21,137	$38,900,380	100.00%

11.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	At	At
	September 30,	December 31,
	2009	2008
PRC Registered Capital	$15,566,849	$15,566,849

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings
appropriated to
Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment
Outstanding	$5,705,936	$5,705,936

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

12.	Advertising Costs

Advertising expenses were $163,029 and $1,546,948 for the nine months ended September 30, 2009 and 2008, respectively.

13.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for period ended September 30, 2009.

The Company’s operating subsidiary, Food, has made provision for income taxes for the nine months ended September 30, 2009 of $1,441,418.

The Company’s operating subsidiary, Sales, has not made provision for income tax in 2009 as it has incurred operating losses during the nine months period.

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
As of September 30, 2009 and December 31, 2008

14.	Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments.  Therefore, the Company did not have any capital commitments existing at September 30, 2009.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At September 30, 2009, the Company expects minimum quantities of hogs detailed in the following table:-

Year	Hogs	Price Per Hog	Amount
2009 (October to December)	124,824	$187.13	$23,358,315
2010	800,000	$205.84	164,674,737
			$188,033,052

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

Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at September 30, 2009 and 2008 and for the periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
September 30, 2009	Company	Company	Company	Eliminations	Total
Sales	$147,991,969	$24,184,096	$25,724,571	$(41,047,962)	$156,852,674
Cost of Sales	129,915,408	17,675,199	27,073,097	(41,047,962)	133,615,742
Gross Profit	18,076,560	6,508,897	(1,348,526)	-	23,236,932

Operating Expense	(962,072)	(627,660)	(2,105,482)	(269,463)	(3,964,678)

Operating (Loss)/Profit	17,114,488	5,881,237	(3,454,008)	(269,463)	19,272,254

Other Income (Expense)	(129,147)	(115,566)	(29,779)	(12,836,469)	(13,110,961)

Earnings before Tax	16,985,341	5,765,671	(3,483,787)	(13,105,932)	6,161,294

(Income Tax Expense)	-	(1,441,418)	-	-	(1,441,418)
Net Income	$16,985,341	$4,324,253	$(3,483,787)	$(13,105,932)	$4,719,876

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$5,854,487
Meat Company	Sales Company	20,292,333
Meat Company	Food Company	14,901,142
		$41,047,962

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
September 30, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$155,707,886	$40,871,873	$44,559,272	$(161,427,196)	$79,711,836
Non Current Assets	25,153,643	18,805,949	258,786	669	44,219,046
Total Assets	180,861,529	59,677,822	44,818,058	(161,426,527)	123,930,882

Current Liabilities	108,685,613	49,435,520	51,909,253	(172,356,544)	37,673,841

Total Liabilities	108,685,613	49,435,520	51,909,253	(172,356,544)	37,673,841

Net Assets	72,175,915	10,242,303	(7,091,195)	10,930,017	86,257,041

Total Liabilities & Net Assets	$180,861,529	$59,677,822	$44,818,058	$(161,426,527)	$123,930,882

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
September 30, 2008	Company	Company	Company	Eliminations	Total
Sales	$128,208,596	$16,185,747	$62,110,427	$(66,195,551)	$140,309,218
Cost of Sales	111,689,686	13,481,540	61,353,808	(66,195,551)	120,329,483
Gross Profit	16,518,909	2,704,207	756,618	-	19,979,735

Operating Expense	(1,943,752)	(973,602)	(2,124,161)	(303,569)	(5,345,085)

Operating (Loss)/Profit	14,575,157	1,730,605	(1,367,543)	(303,569)	14,634,650

Other Income (Expense)	690,654	(505,527)	124,584	(318,751)	(9,040)

Earnings before Tax	15,265,811	1,225,078	(1,242,959)	(622,320)	14,625,611

(Income Tax Expense)	(214,321)	(234,817)	-	-	(449,138)
Net Income	$15,051,491	$990,261	$(1,242,959)	$(622,320)	$14,176,473

Eliminated Intercompany Sales of Products Sold
Sold From:	Sold To:	Amount
Food Company	Sales Company	$10,914,340
Meat Company	Sales Company	44,347,880
Meat Company	Food Company	10,933,331
		$66,195,551

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	$74,713,237	$21,126,826	$41,826,291	$(89,504,485)	$48,161,869
Non Current Assets	22,624,642	19,570,329	325,480	1,088	42,521,539
Total Assets	97,337,879	40,697,155	42,151,771	(89,503,397)	90,683,408

Current Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Total Liabilities	42,293,137	34,796,536	45,747,946	(99,079,858)	23,757,761

Net Assets	55,044,742	5,900,619	(3,596,175)	9,576,462	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,396)	$90,683,408

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

16.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For nine	For nine
	months ended	months ended
	September 30,	September 30,
	2009	2008
Net Income (A)	$4,719,876	$14,176,473

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756
Dilutive Shares:
-Addition to Common Stock from Exercise of Placement Warrants	-	46,364
-Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 18)	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,182,756

Earnings Per Share:
-Basic (A)/(B)	$0.27	$0.82
-Diluted (A)/(C)	$0.22	$0.67

Weighted Average Shares Outstanding:
-Basic	17,272,756	17,272,756
-Diluted	21,136,392	21,182,756

17.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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
As of September 30, 2009 and December 31, 2008

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

At September 30, 2009, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,756

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of September 30, 2009 and December 31, 2008

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

For the year ended December 31, 2008, the Company recorded an expense for the expected release of shares deposited in the escrow account. The Company expects that 1,931,818 shares will be released.  The amount of expense recorded was $10,622,294.  The impact on earnings per share, on a basic and diluted basis, was $0.61 and $0.50, respectively. Simultaneously, for the nine months ended September 30, 2009, the Company expects that 1,448,864 shares will be released and have recorded the expense of $12,838,043. The impact on earnings per share, on a basic and diluted basis, was $0.75 and $0.61, respectively.

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 7.86%) in the third quarter of 2009.

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

As of September 30, 2009, we had 732 employees, of whom 387 were operating personnel, 256 were sales personnel, 39 were research and development personnel and 50 were administrative personnel.

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

Our total sales volume was 82,585 metric tons in the third quarter of 2009, 27,697 metric tons in the second quarter of 2009, 18,512 metric tons in the first quarter of 2009, 18,007 metric tons in the fourth quarter of 2008.

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

Given the current competitive market conditions, we constantly strive to impose strict quality control in our products and utilize state-of-art slaughtering and cutting lines (which are imported from Stork Co. of the Netherlands), to ensure our product quality, increase awareness of our brand and develop customer loyalty. Our research suggests that consumers in China are increasingly conscious of food safety and nutrition, and they are using their purchasing power to demand safer and higher quality food products for their families.

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

Management believes that we need to broaden our geographic sales network and diversify our customer base. Our distribution network has been expanded to all three northeastern provinces where we have established our branches in the cities of Harbin and Daqing, Heilongjiang Province, and the City of Changchun, Jilin Province.  A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top five customers accounted for 35.6% for our total sales for the quarter ended September 30, 2009. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of September 30, 2009, the detailed identities of the consolidating subsidiaries are as follows:

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 and September 30, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ended September 30,	% of	Quarter Ended September 30,	% of
	2009	Sales	2008	Sales
Sales	$67,821,080	100%	$53,725,596	100%
Cost of Sales	(57,246,206)	84.41%	(47,254,631)	87.96%
Gross Profit	10,574,874	15.59%	6,470,965	12.04%
Selling Expenses	(706,664)	1.04%	(878,893)	1.64%
General & Administrative Expenses	(614,806)	0.91%	(734,976)	1.37%
Total Operating Expense	(1,321,470)	1.95%	(1,613,869)	3.01%
Operating Income / (Loss)	9,253,405	13.64%	4,857,096	9.04%
Other Income (Expense)	(4,814,163)	7.10%	(320,037)	0.60%
Earnings Before Tax	4,439,242	6.55%	4,537,058	8.44%
(Income Tax Expense) / Deferred Tax Benefit	(686,232)	1.01%	(216,770)	0.40%
Net Income	$3,753,010	5.53%	$4,320,288	8.04%
Earnings Per Share
Basic	$0.22		$0.25
Diluted	0.18		0.20
Weighted Average Shares Outstanding
Basic	17,272,756		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended September 30, 2009, we had sales of $67,821,080 as compared to sales of $53,725,596 for the quarter ended September 30, 2008, an increase of approximately 26.24%. Our sales for our various product categories in the third quarter of 2009 are summarized as follows:

Sales by product category, in dollars:	Third Quarter 2009 (amount)	% of Total Sales	Third Quarter 2008 (amount)	% of Total Sales	% of increase from 2008 to 2009
Fresh Pork	$48,102,469	70.90%	$42,858,853	79.80%	12.23%
Frozen Pork	8,244,934	12.20%	4,618,716	8.60%	78.51%
Processed Food Products	11,473,677	16.90%	6,248,027	11.60%	83.64%

Total Sales	$67,821,080	100%	53,725,596	100%	26.24%

Sales by product category, by weight of product (metric tons):	Third Quarter 2009 (Weight in tons)	% of Total Sales	Third Quarter 2008 (Weight in tons)	% of Total Sales	% of change from 2008 to 2009
Fresh Pork	28,322	77.86%	18,681	79.53%	51.61%
Frozen Pork	4,196	11.54%	2,190	9.32%	91.60%
Processed Food Products	3,858	10.61%	2,619	11.15%	47.31%

Total Sales	36,376	100%	23,490	100%	54.86%

In the third quarter of 2009, we raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the third quarter of 2009, our sales volume of fresh pork, frozen pork and processed food products (by weight) increased as compared to the third quarter of 2008, with the frozen pork category continuing experiencing the highest growth in sales volume by weight. We also increased our sales of fresh pork by weight in the third quarter of 2009 as compared with the same period in the prior year.   For processed food products, our sales by weight increased by 47.31%, but because of higher per-kilogram prices, our sales revenue for this product category increased by 83.64%. Management attributes the increases in sales revenue in our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending September 30, 2009, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	Third quarter of 2009	Third quarter of 2008	% change	Change in Price
Fresh Pork	$1.70	$2.29	-25.97%	$-0.60
Frozen Pork	$1.96	$2.11	-6.83%	$-0.14
Processed Food Products	$2.97	$2.39	24.66%	$0.59

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of September 30,	Showcase Stores	Supermarkets	Restaurants and Canteens
2008	702	186	3,226
2009	924	572	5,013

As shown in the table above, as of September 30, 2009, as compared to September 30, 2008, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets and hypermarkets are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has resulted in increased sales volume.

Cost of Sales. Cost of sales for the third quarter of 2009 increased by $9,991,575 or approximately 21.14%, from $47,254,631 for the three months ended September 30, 2008 to $57,246,206 for the three months ended September 30, 2009. The increase was principally attributable to the concession on the sales price of the products to sales agents on a condition that sales agent assumes marketing expenses in selling our products, starting in the third quarter of 2008. Our cost of sales for our various product categories in the third quarter of each of 2009 and 2008 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales Third quarter	% of Overall Cost of	Cost of Sales Third quarter	% of Overall Cost of	% of Change from
Product Category	2009	Sales	2008	Sales	2008 to 2009
Fresh Pork	$41,643,459	72.74%	$38,455,262	81.38%	8.29%
Frozen Pork	7,093,774	12.39%	3,925,908	8.31%	80.69%
Processed Food Products	8,508,973	14.86%	4,873,461	10.31%	74.60%

Total Cost of Sales	$57,246,206	100%	$47,254,631	100%	21.14%

The following table shows our cost of sales in the third quarter of each of 2009 and 2008 as a percentage of sales within each product group.

Product Category:	Cost of Sales Third quarter 2009	% of Product Group Sales	Cost of Sales Third quarter 2008	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$41,643,459	86.57%	$38,455,262	89.73%	-3.15%
Frozen Pork	7,093,774	86.04%	3,925,908	85.00%	1.04%
Processed Food Products	8,508,973	74.16%	4,873,461	78.00%	-3.84%
Total Cost of Sales	$57,246,206	84.41%	$47,254,631	87.96%	-3.55%

Our cost of sales of fresh pork products increased by 8.29% and decreased by 3.15% as a percentage of sales of fresh pork products, in each case as compared to the third quarter of 2008. This change resulted principally from the concession on the sales price of the products to sales agents on a condition that each such sales agent assumed marketing expenses in selling our products, starting in the third quarter of 2008.  Our cost of sales of frozen pork products increased by 80.69% and by 1.04% as a percentage of sales of frozen pork products, in each case as compared to the third quarter of 2008, because production and sales of this product increased over the respective periods. During the third quarter of 2009, the cost of sales of processed food products increased by 74.60% and decreased by 3.84% as a percentage of sales of processed food products, in each case as compared to the same period last year. Contributing factors to this increase of cost of sales were an increase in sales volume of processed food products and the higher transportation and delivery cost associated with an expanded sales range of this product period over period.

The following table shows the estimated average per-kilogram price we paid for live pigs in 2009 and 2008:

	Average Unit Price Per Kilogram in 2009 (in $US)	Average Unit Price Per Kilogram in 2008 (in $US)	Price Increase/(Decrease) (in $US)	% Increase/(Descrease) from 2008 to 2009
First Quarter	1.7652	2.2936	(0.5284)	(23.03)%
Second Quarter	1.5032	2.2578	(0.7546)	(33.42)%
Third Quarter	1.7477	2.2513	(0.5036)	(22.37)%
Fourth Quarter	N/A	2.105	N/A	N/A %

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

Gross Profit. Gross profit was $10,574,874 for the three months ended September 30, 2009 as compared to $6,470,965 for the same period in 2008, representing an increase of $4,103,909, or approximately 63.42%. Management attributes the increase in gross profit to increased sales volume of all three product groups and increased pricing on processed pork products. Our gross profit as a percentage of sales was 15.59% in the third quarter of 2009 as compared to 12.04% for the same period in 2008.

The following table presents our gross profit for the three months ended September 30, 2009 and 2008. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Third quarter of 2009	% of Product Group Sales	Gross Profit Second quarter of 2008	% of Product Group Sales	% of increase from Third quarter of 2008 to Third Quarter of 2009
Fresh Pork	$6,459,010	13.43%	$4,403,591	10.27%	46.68%
Frozen Pork	1,151,160	13.96%	692,808	15.00%	66.16%
Processed Food Products	2,964,704	25.84%	1,374,566	22.00%	115.68%
Total Gross Profit	$10,574,874	15.59%	$6,470,965	12.04%	63.42%

In the third quarter of 2009, the gross profit of the fresh pork segment and frozen pork segement increased by 46.68% and 66.16%, respectively, as compared to the same period last year principally due to the increase in sales volume in those two segments despite a lower per-kilogram unit price to customers.  The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales.  Because of the high margins and increased prices to consumers of this product, we were able to maintain a stable amount of gross profit in dollar terms for this product period over period.

Selling Expenses. Selling expenses totaled $706,664 for the three months ended September 30, 2009, as compared to $878,893 for the same period in 2008, a decrease of $172,229 or 19.60%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $614,806 for the three months ended September 30, 2009 as compared to $734,976 for the same period in 2008, a decrease of $120,170 or 16.35%. This change is partially attributable to decreased depreciation expense.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the third quarter of 2009, we had other income totaled $7,204.  Our total other income in the third quarter of 2009 decreased by $673,140, or 98.94% as compared to the same period in 2008.  This decrease in other income is primarily attributable to the decrease of rental income from our frozen storage facility and the exclusion of the government subsidy that was part of other income in prior periods.

Net Income. Net income for the three months ended September 30, 2009 was $3,753,010 as compared to $4,320,288 for the same period in 2008, a decrease of $567,278 or 13.13%. This decrease in net income is attributable to a compensatory expense arising from the expected release of 1,448,864 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See note 18 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine Months Ended September 30,	% of	Nine Months Ended September 30,	% of
	2009	Sales	2008	Sales
Sales	$156,852,674	100.00%	$140,309,218	100.00%
Cost of Sales	(133,615,742)	85.19%	(120,329,483)	85.76%
Gross Profit	23,236,932	14.81%	19,979,735	14.24%
Selling Expenses	(2,079,027)	1.33%	(3,463,947)	2.47%
General & Administrative Expenses	(1,885,651)	1.20%	(1,881,138)	1.34%
Total Operating Expense	(3,964,678)	2.53%	(5,345,085)	3.81%
Operating Income / (Loss)	19,272,254	12.29%	14,634,650	10.43%
Other Income (Expense)	(13,110,960)	8.36%	(9,040)	0.01%
Earnings Before Tax	6,161,294	3.93%	14,625,611	10.42%
(Income Tax Expense) / Deferred Tax Benefit	(1,441,418)	0.92%	(449,138)	0.32%
Net Income	$4,719,876	3.01%	$14,176,473	10.10%
Earnings Per Share
Basic	$0.27		$0.82
Diluted	0.22		0.67
Weighted Average Shares Outstanding
Basic	17,272,756		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the nine months ended September 30, 2009, we had sales of $156,852,674 as compared to sales of $140,309,218 for the same period of 2008, an increase of approximately 11.79%. Our sales for our various product categories for the nine months period ended September 30, 2009 are summarized as follows:

Sales by product category, in dollars:	Nine Months Ended September 30, 2009 (amount)	% of Total Sales	Nine Months Ended September 30, 2008 (amount)	% of Total Sales	% of increase from 2008 to 2009
Fresh Pork	$115,951,472	73.92%	$114,605,135	81.68%	1.17%
Frozen Pork	16,686,335	10.64%	9,311,039	6.64%	79.21%
Processed Food Products	24,214,867	15.44%	16,393,044	11.68%	47.71%
Total Sales	$156,852,674	100%	140,309,218	100%	11.79%

Sales by product category, by weight of product (metric tons):	Nine Months Ended September 30,2009 (Weight in tons)	% of Total Sales	Nine Months Ended September 30,2008 (Weight in tons)	% of Total Sales	% of change from 2008 to 2009
Fresh Pork	64,471	78.07%	48,123	80.14%	33.97%
Frozen Pork	9,763	11.82%	4,449	7.41%	119.44%
Processed Food Products	8,351	10.11%	7,475	12.45%	11.72%
Total Sales	82,585	100%	60,047	100%	37.53%

In the nine months ended September 30, 2009, we raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the nine months ended September 30, 2009, our sales volume of fresh pork, frozen pork and processed food products (by weight) increased, with the frozen pork category experiencing the highest growth in sales volume both by weight and in terms of sales revenue. Our sales revenue for fresh pork slightly increased due to the increase of sales volume for this product despite a reduction in the average per-kilogram price.  For processed food products, our sales by weight increased by 11.72%, and because of higher per-kilogram prices, our sales revenue for this product category increased by 47.71% as compared with the same period in the prior year. Management attributes the increases in sales revenue in our product categories to the continuing strength in consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the nine months ended September 30, 2009, as compared to the same period last year:

	Average Per-Kilogram Price to Customers (in $US)
	Nine Months Ended September 30, 2009	Nine Months Ended September 30, of 2008	% change	Change in Price
Fresh Pork	$1.80	$2.38	-0.24%	$-0.58
Frozen Pork	$1.71	$2.09	-0.18%	$-0.38
Processed Food Products	$2.90	$2.19	0.32%	$0.71

Cost of Sales. Cost of sales for the nine months ended September 30, 2009 increased by $ $13,286,259 or approximately 11.04%, from $120,329,483 for the nine months ended September 30, 2008 to $133,615,742 for the nine months ended September 30, 2009. The increase was principally attributable to the concession on the sales price of the products to sales agents on a condition that sales agent assumes marketing expenses in selling our products, starting in the third quarter of 2008. Our cost of sales for our various product categories in the nine months ended September 30, 2009 and 2008 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales Nine Months Ended September 30	% of Overall Cost of	Cost of Sales Nine Months Ended September 30	% of Overall Cost of	% of increase from
Product Category	2009	Sales	2008	Sales	2008 to 2009
Fresh Pork	$101,328,631	75.84%	$100,269,410	83.33%	1.06%
Frozen Pork	14,405,427	10.78%	7,681,210	6.38%	87.54%
Processed Food Products	17,881,684	13.38%	12,378,863	10.29%	44.45%
Total Cost of Sales	$133,615,742	100%	$120,329,483	100%	11.04%

The following table shows our cost of sales in the nine months ended September 30, 2009 and 2008 as a percentage of sales within each product group.

Product Category:	Cost of Sales Nine Months Ended September 30, 2009	% of Product Group Sales	Cost of Sales Nine Months Ended September 30, 2008	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$101,328,631	87.73%	$100,269,410	87.49%	0.24%
Frozen Pork	14,405,427	83.93%	7,681,210	82.50%	1.44%
Processed Food Products	17,881,684	73.85%	12,378,863	75.51%	-1.67%
Total Cost of Sales	$133,615,742	85.19%	$120,329,483	85.76%	-0.57%

Our cost of sales of fresh pork products increased by 1.06% and increased by 0.24% as a percentage of sales of fresh pork products, in each case as compared to the nine months ended September 30, 2008. This change resulted principally from the increase of the sales volume. Our cost of sales of frozen pork products increased by 87.54% and by 1.44% as a percentage of sales of frozen pork products, in each case as compared to the nine months ended September 30, 2008, because production and sales of this product increased over the respective periods. During the nine months ended September 30, 2009, the cost of sales of processed food products increased by 44.45% but decreased by 1.67% as a percentage of sales of processed food products, in each case as compared to the same period last year. Contributing factors to this increase were an increase in sales volume of processed food products and the higher transportation and delivery cost associated with an expanded sales range of this product period over period.

Gross Profit. Gross profit was $23,236,932 for the nine months ended September 30, 2009 as compared to $19,979,735 for the same period in 2008, representing an increase of $3,257,197, or approximately 16.30%. Management attributes the increase in gross profit to strong increases in sales revenue, driven by strong demand for our products, especially our frozen pork products, despite higher input costs and related price increases to our customers.  Our gross profit as a percentage of sales was 14.81% in the nine months ended September 30, 2009 as compared to 14.24% for the same period in 2008.

The following table presents our gross profit for the nine months ended September 30, 2009 and 2008. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Nine Months Ended September 30, 2009	% of Product Group Sales	Gross Profit Nine Months Ended September 30, 2008	% of Product Group Sales	% of Change from 2008 to 2009
Fresh Pork	$14,222,841	12.27%	$14,335,725	12.51%	-0.79%
Frozen Pork	2,680,908	16.07%	1,629,829	17.50%	64.49%
Processed Food Products	6,333,183	26.15%	4,014,181	24.49%	57.77%
Total Gross Profit	$23,236,932	14.81%	$19,979,735	14.24%	16.30%

In the nine months ended September 30, 2009, the gross profit of the fresh pork segment fell by 0.79% as compared to the same period last year principally due to lower average-per-kilogram price to customers which offset sales volume increases in this segment. The gross profit of the frozen pork products increased by 64.49%  as compared to the same period last year primarily due to the dramatically increase of sales volume despite the lower average per-kilogram price to customers.  The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales. Because of the high margins and increased prices to consumers of this product, we were able to maintain a stable amount of gross profit in dollar terms for this product period over period.

Selling Expenses. Selling expenses totaled $2,079,027 for the nine months ended September 30, 2009, as compared to $3,463,947 for the same period in 2008, a decrease of $1,384,920 or 39.98%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $1,885,651 for the nine months ended September 30, 2009 as compared to $1,881,138 for the same period in 2008, an increase of $4,513 or 0.24%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff, which was partially offset by a decrease in depreciation expense.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the nine months ended September 30, 2009, we had totaled other income of $35,552 and we did have income of $141,834 from a government subsidy.  Our total other income in the nine months ended September 30, 2009 decreased by $1,384,508, or 97.50% as compared to the same period in 2008.  This decrease in total other income is primarily attributable to the decrease of rental income from our frozen storage facility and the exclusion of the government subsidy that was part of other income in prior periods.

Net Income. Net income for the nine months ended September 30, 2009 was $4,719,876 as compared to $14,176,473 for the same period in 2008, a decrease of $9,456,597 or 66.71%. This decrease in net income is attributable to a compensatory expense arising from the expected release of 1,448,864 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See note 18 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine Months Ended September 30, 2009

As of September 30, 2009, we had cash and cash equivalents of $14,670,937, other current assets of $79,711,836 and current liabilities of $37,673,841. At September 30, 2008, we had $5,695,798 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs.  If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash sourced in operating activities was $881,330 for the nine months ended September 30, 2009, while net cash flow used in operating activities was $307,586 in the same period of 2008. This is primarily attributable to the increase in gross profits of our products.

Net cash used in investing activities was $3,932,762 for the nine months ended September 30, 2009, compared to cash used in investing activities of $1,638,371 in the same period of 2008. This change is primarily due to amounts used for improvements for one of our fresh food plants in the nine months ended September 30, 2009.

Net cash sourced from financing activities was $10,253,095 for the nine months ended September 30, 2009, as compared to net cash used in financing activities of $964,516 in the same period of 2008.  This increase resulted principally from an increase in our borrowings from banks during the nine months ended September 30, 2009 as compared to the same period of 2008.

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

As of September 30, 2009, we had outstanding $6,435,007 in aggregate borrowings from the Bank of China under two loans, in the principal amounts of $4,387,504 and $2,047,503, on which we pay interest at rates of 6.1586% and 7.3260% per annum respectively.  As of September 30, 2009, we had outstanding $4,387,504 in borrowings from the Bank of Huaxia under one loan, on which we pay interest at a rate of 6.732% per annum.  As of September 30, 2009, we had outstanding $5,850,006 in borrowings from Shanghai Pufa Development Bank under one loan, on which we pay interest at a rate of 5.841% per annum.   As of September 30, 2009, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the nine months ended September 30, 2009 was $1,773,476, which was a gain; and for the nine months ended September 30 of 2008, $550,999 as a gain.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2009, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2009, the market foreign exchanges rate was increased to 6.8376 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar negatively impacted our gross margins for the nine months ended September 30, 2009.

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

The following tables summarize our contractual obligations as of September 30, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
			Less than 1		1-3		3-5			5
	Total		Year		Years		Years			Years +
Contractual Obligations:
Bank Indebtedness		$16,672,517		$16,672,517	$	_	$	_	$	_
Other Indebtedness	$	_	$	_	$	_	$	_	$	_
Capital Lease Obligations	$	_	$	_	$	_	$	_	$	_
Operating Leases	$	_	$	_	$	_	$	_	$	_
Purchase Obligations		$188,033,052		$156,700,000		$31,333,052	$	_	$	_
Total Contractual Obligations:		$204,705,569		$173,372,517		$31,333,052	$	_	$	_

As indicated in the table, as of September 30, 2009 we had $188,033,052 in purchase obligations, which relates to our agreement for the purchase and sale of hogs.  On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At September 30, 2009, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2009 (October to December)	124,824	$187.13	$23,358,315
2010	800,000	$205.84	164,674,737
			$188,033,052

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2009, we had approximately $14,670,937 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $1,773,476 and $550,999 in the nine months ended September of 2009 and 2008, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of September 30, 2009.

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

ENERGROUP HOLDINGS CORPORATION

Dated: November 16, 2009	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Wang Shu
Wang Shu
Chief Financial Officer
(Principal Financial and Accounting Officer)