Form 10-K
period 2009-12-31
ENERGROUP HOLDINGS CORP
filed 2010-03-31
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

As of March 15, 2010, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29.01 million based on a closing price of $4.75 per share of common stock as reported on the Over-the Counter Bulletin Board on such date.  On December 31, 2009, we had 21,136,392 shares of our common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ENERGROUP HOLDINGS CORPORATION

FORM 10-K
For the Year Ended December 31, 2009

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

While our management fully intends to make concerted efforts to manage these risks, we cannot assure you that we will be able to do so successfully. See “Risk Factors” beginning on page 24 of this report.

Overview

We produce, pack, sell, market and distribute fresh pork and processed meat products to customers in the People’s Republic of China (“China” or the “PRC”).

We own three PRC operating subsidiaries (collectively, the “Chuming Operating Subsidiaries”):

1.	Dalian Chuming Slaughter and Packaging Pork Company Ltd. (the “Meat Company”), whose primary business activity is acquiring, slaughtering and packaging of pork;

2.	Dalian Chuming Processed Foods Company Ltd. (the “Food Company”), whose primary business activity is the processing of raw and cooked meat products; and

3.	Dalian Chuming Sales Company Ltd. (the “Sales Company”), which is responsible for our sales, marketing and distribution activities.

The three operating subsidiaries are spun off constituents of a former parent company, Dalian Chuming Group Co., Ltd. (the “Group”). Our company is separate and independent from the Group, which operates a different business and has different operations from ours. We took over ownership and control of the three Chuming Operating Subsidiaries from the Group in September 2007 following our corporate reorganization. We are headquartered in the City of Dalian, Liaoning Province of China.

Company Background and History

Corporate Reorganization

PRC law currently limits foreign ownership of certain companies based in the PRC. In order for us to raise equity capital from investors outside of China, we established an offshore holding company by the name of Precious Sheen Investments Limited (“PSI”) in the British Virgin Islands in May 2007. On September 26, 2007, Dalian Precious Sheen Investments Consulting Co., Ltd. ("Chuming WFOE") entered into share transfer agreements with the Group, under which the Group agreed to transfer ownership of the Chuming Operating Subsidiaries to Chuming WFOE. On October 23, 2007, Chuming WFOE completed all required registrations to complete the share transfer, and became the 100% owner of the Chuming Operating Subsidiaries. On November 14, 2007 the Dalian Commerce Bureau approved the transfer of the Group’s 68% interest in Chuming WFOE to PSI, and upon this transfer, Chuming WFOE became a wholly foreign owned enterprise, with PSI as the 100% owner of Chuming WFOE (including its subsidiaries). On December 13, 2007, the PRC government authorities issued Chuming WFOE a business license formally recognizing it as a wholly foreign owned enterprise, of which PSI is the sole shareholder.

Following this corporate restructuring, PSI became the 100% owner and parent company of Chuming WFOE, which in turn owns 100% of the Chuming Operating Subsidiaries: the Meat Company, the Food Company and the Sales Company.

Throughout this prospectus, PSI, Chuming WFOE and the Chuming Operating Subsidiaries are sometimes collectively referred to as “Chuming.”

Share Exchange Transaction

On December 31, 2007, we acquired all of the outstanding shares of PSI in exchange for the issuance of 16,850,000 restricted shares of our common stock to the shareholders of PSI, which represented approximately 97.55% of then-issued and outstanding common stock (excluding the shares issued in our December 31, 2007 financing transaction). As a result of that transaction, PSI became our wholly owned subsidiary and we acquired the business and operations of Chuming.

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

As a result of the share exchange transaction, PSI (and its subsidiaries) became the 100% owned subsidiary of Energroup Holdings Corporation, and we acquired the business and operations of Chuming which  now comprise the principal business and operations, and we became a U.S. public reporting company incorporated in the State of Nevada.  Through our holding companies, we own the Chuming Operating Subsidiaries that continue to operate in the city of Dalian, in Liaoning Province, China. Our common stock is quoted on the OTC Bulletin Board under the symbol “ENHD”

Concurrently with the closing of the reverse take-over transaction, on December 31, 2007 we closed our $17 million private placement financing involving the issuance of our common stock to 15 accredited investors. The financing yielded net proceeds to us of approximately $14.7 million.

 Operating Business Overview

Our business originated from the founding in 1999 of Dalian Chuming Group Co., Ltd. (the “Group”), the former parent of Chuming.  The Group began as a processor and supplier of fresh and frozen meat and meat products. Among industrialized farming corporations in northeastern China, the Group pursued distinction in the Chinese food industry by maintaining high quality management standards and international safety certifications.

In 2004, the Group formed the Chuming Operating Subsidiaries, which now form the core of our business, and these companies began producing and supplying fresh and processed meats under the Chuming brand name. Since then we have rapidly become a significant producer and supplier in China’s meat industry, and have achieved consistent profitability and growth since inception. In the last three years of operation, our sales have grown at an average rate of 31% per annum, and our net income from 2006 to 2007 has grown at a rate of 31%. We sell our products to consumers in northeastern China, which has a population of approximately 108 million. In particular, our current customers are concentrated in the Liaoning Province (which has a population of approximately 42 million), and we are the largest pork producer in Dalian City, which has a population of approximately 3 million, or 6 million including the greater metropolitan area. At present, all of our sales are within China, which is the largest pork-consuming nation in the world, with a total of 54 million metric tons consumed in 2006. Due to the rapid development of the Chinese economy, urbanization and strong income growth, we have observed that pork consumption patterns are changing and consumption levels are continuing to increase.

Our major products are:

•
Fresh meat - pork that is processed in a controlled environmental chamber with closely monitored temperatures to ensure quality and safety standards during processing right up to the time of delivery to the consumer.

•	Frozen fresh meat - butchered pigs that are processed and immediately frozen, which includes such products as smoked pork, ham and roasts.

•	Frozen fresh byproducts - pork byproducts including pig’s liver, stomach, intestine, head and hoof.

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

Pork Production (1,000 Metric Tons, Carcass Weight Equivalent), 2003-2008 (Estimated)

	2003	2004	2005	2006	2007	2008 November
China	45,186	47,016	50,106	51,972	47,000	48,000
EU-27	21,712	21,753	21,676	21,677	22,040	21,910
United States	9,056	9,312	9,392	9,559	9,877	10,108
Brazil	2,560	2,600	2,710	2,830	2,980	3,095
Russian Federation	1,710	1,725	1,735	1,805	1,880	2,000
Canada	1,882	1,936	1,920	1,898	1,850	1,790
Japan	1,260	1,272	1,245	1,247	1,260	1,255
Mexico	1,100	1,150	1,195	1,200	1,200	1,250
Korea, Republic of	1,149	1,100	1,036	1,000	1,065	1,095
Taiwan	893	898	911	905	910	910
Ukraine	630	558	493	485	530	540
Others	3,350	3,481	3,720	3,926	4,086	1,039
Total	90,488	92,801	96,136	98,504	94,678	92,992

Sources: USDA report, Livestock and Poultry: World Markets and Trade, November 2007.
Note: 2007 data is preliminary and 2008 is forecast.

Pork Consumption (1,000 Metric Tons, Carcass Weight Equivalent), 2003-2007 (Estimated)

	2003	2004	2005	2006	2007	2008 November
China	45,054	46,648	49,703	51,467	46,690	47,700
EU-27	20,683	20,528	20,632	20,518	20,790	20,800
United States	8,816	8,817	8,670	8,640	8,939	9,129
Russian Federation	2,417	2,338	2,486	2,639	2,734	2,874
Japan	2,331	2,529	2,482	2,458	2,500	2,490
Brazil	1,957	1,979	1,949	2,191	2,265	2,320
Mexico	1,423	1,556	1,556	1,580	1,565	1,580
Korea, Republic of	1,286	1,336	1,311	1,420	1,518	1,550
Canada	1,003	1,068	967	971	970	930
Taiwan	934	948	944	928	927	928
Ukraine	623	606	544	544	609	619
Others	3,621	3,697	3,906	4,158	4,332	1,249
	90,148	92,050	95,150	97,514	93,839	92,169

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

The manner in which meat sales are conducted has changed as a result of new hygiene and food safety regulations that were introduced by the Chinese government in 1995. Historically, the great majority of meat sales in China had taken place in open-air markets or on streets, i.e. in free wet markets. These markets provided a location through which the consumer could buy live poultry or freshly slaughtered meat produced direct from local farmers. As a result of the new regulations, however, governmental agencies recently have encouraged the replacement of open-air markets by supermarkets and convenience stores, and the market share of open-air markets has continued to decline. Even with these new regulations, however, the open-air markets still currently represent 80% of the overall meat-processing sector in China.

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

Sources: USDA report, Livestock and Poultry: World Markets and Trade, April 2007.

In addition to a greater general preference for pork, urbanization and rapid income growth are working in parallel to create more demand for pork and processed pork products. An emerging middle class of relatively high-income consumers is forming in certain Chinese cities. As household incomes rise, these high-income residents consume more of all categories of foods on a per capita basis. According to the Urban Household Survey conducted in 2000 by China’s National Bureau of Statistics, pork consumption by low-income residents was 13.4 kg whereas it was 19.6 kg for high-income residents.  These residents not only demand a greater quantity of food, but also higher quality (e.g. better cuts of meat, foods that are safer or healthier) and convenience (processed foods). Reports of food poisoning and dangerous chemical residues have given rise to strong demand for “green” foods for which we are certified. We believe that affluent consumers would be willing to pay premium prices for foods which have safety-related certifications, foods with purported health benefits or foods with other desirable attributes. We offer a wide range of food products that appeal to demands for safety, convenience, quality and health attributes demanded by high-income urban consumers.

Our management expects China’s meat industry, which includes the meat processing business, to grow due to key driving forces including food safety concerns that we believe will accelerate the transition from the traditional wet market to the modern dry market; rising modern retail channels; government mandates and supports of agricultural and meat processing companies; and consolidating forces.

•	Transitioning from “wet-market” to “dry-market”

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

•	Government quality control

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

•	Government’s strong support of meat processing industry

The main theme of China’s 11th Five Year Plan is the development of China’s rural economy. With the widening wealth gap between the rich and poor or between urban and rural regions, China’s central government has shifted its focus from urban industrial growth to rural agricultural development aimed at improving the standard of living in the poorer regions. Many preferential policies were enacted to help the farming communities including subsidized livestock insurance and interest free loans. Scaled meat processors are considered active agents in galvanizing the rural economies by providing jobs, injecting capital, and introducing new technology and management expertise to the local economies. The Five Year Plans are a series of economic development initiatives promulgated by the Chinese government, however, they do not constitute binding or substantive policies or regulations. The Chinese economy has been shaped primarily through the plenary sessions of the Central Committee and National Congress. The Five Year Plan serves, in part, as a mapping strategy for economic development, setting growth targets, and launching reforms. The plan usually includes detailed economic development guidelines for all its regions and the nation as a whole. As China has transited from a centrally-planned economy to market economy, the name for the 11th Five-Year Plan has been characterized as a “guideline” rather than a strict “plan”. The 11th Five-Year Plan covers the period from 2006 to 2011.

•	National retailers provide platform for growth

The increasingly widespread use of refrigerators in urban Chinese households has attracted many retailers to carry more frozen food products, making available a wide variety of frozen products to consumers. Major domestic retailers, including LianHua, have made an impact in introducing more brands of frozen food products in their retail stores. Even more significantly going forward will be the rapid expansion of international hypermarkets in China, including France’s Carrefour, the U.S.’s Walmart, and Germany’s Metro. These retailers with national reach will significantly change the retail industry landscape as they provide the platform for the large branded food companies to efficiently and rapidly distribute their products to large and untapped markets. These international retail chains can also provide excellent export opportunities to scaled, quality meat processing companies.

•	Industry consolidation benefits scaled players

In the more mature U.S. meat market, the top three producers represent about 50% of the meat industry there. But in China the meat-processing industry is very fragmented, with over 3,000 meat-processors most of which are small operators. The top three producers represent less than 5% of the overall market. Pig farms in China are also very fragmented, with over 90% of the farms possessing fewer than 10 pigs. As smaller players experience pressure from margin compression and stricter government regulations, we believe scaled meat processors will make attractive acquisitions in order to capture market share, gain scale, secure raw material, and move closer to clients. The combination of stricter hygiene regulations, increasing competition from well-financed players, struggling meat suppliers, and increasing international competition from companies like Hormel will induce major industry shakeout and consolidation in the coming years.

Macro and Demographic Trends

It is widely believed that a middle class is rapidly emerging in China. China’s GDP has been growing at over 9% per year for the past 10 years and has created millions of new consumers. Management believes that these trends will translate into higher demand for pork products:

•	China’s middle class - citizens making at least 60,000 Yuan (US$8,785) - are expected to double by 2010 to 25% of the country’s population, fueling domestic consumption.

•
While overall income grew rapidly, urban per capita disposable income grew even faster at 9.8% from 2008 to 2009, compared to 8.5% for per capita rural income during the same period. Urban per capita consumption of meat is twice that of the national average.

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

Our products are sold under the brand name of “Chuming™.” We target consumers who desire high quality pork products. We distribute our products through dealers and agents to more than 500 supermarkets, including Carrefour, Walmart, Metro, New-mart, Hymall and others. We also distribute our products to over 5,000 schools, hospitals, factory canteens and restaurants, and more than 900 “Chuming” branded showcase stores or specialty counters in wet markets. These showcase stores and specialty counters are operated by resellers of our products with whom we have arrangements to sell our product under the Chuming brand name (the principal difference between showcase stores and specialty counters being location within a supermarket for the former, and location in a wet market for the latter).

Our business activities are the slaughter, processing, packing and distribution of meat products for sale to clients throughout the PRC. We have a 250,000 square meter campus which houses an international standards-based meat processing plant located in the city of Dalian in Liaoning Province, PRC. We have a total of five production lines and an aggregate capacity to slaughter approximately 1.5 million pigs per year. We purchase hogs from more than 3,000 farms in Liaoning Province and nearby areas, in addition to having an exclusive contract with farms owned and operated by the Group to supply us with 750,000 live hogs in 2008, 800,000 in 2009, and 800,000 in 2010, at local market prices. The Group provides breeding pigs, animal feed, vaccination, veterinary services and technology support to our subcontractor pig farmers, resulting in more favorable relations with these small independent suppliers.

Principal Products

We produce, distribute and sell fresh meat and prepared food products under the brand name “Chuming™,” through our dealership distribution network, our own sales force and resellers in the PRC.

We produce two main types of Processed Meat Products - High Temperature Meat Products (HTMPs) and Low Temperature Meat Products (LTMPs).

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

With our own temperature-controlled vans and trucks, we deliver the fresh pork to our customers including dealers, supermarkets and our resellers’ stores. The entire process of cold production, cold storage and cold delivery is what we refer to as the “cold chain system.” This cold chain system ensures the freshness and quality of our product. Our fresh pork products have an average shelf life of 7 days from the date of production.

Frozen Pork

In the production of our frozen pork, the meat is frozen at -31° F (-35° C) to -40° F (-40° C) for 48 hours. It is then stored or transported at a constant temperature of between -0.4° F (-18° C) to -13° F (-25° C). Since frozen pork can be preserved for longer periods of time, our frozen meat products are ideal for distribution across longer distances to Northeast and North China as well as potentially to international markets such as Korea, Russia and Japan. These products have an average shelf life of 180 days from the date of production. We also sell our frozen pork to restaurants, supermarkets and fresh food markets.

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

Seafood Products.   Our prepared seafood products are made from fish, shrimp and other varieties of seafood. With our techniques of prepared food production, we prepare seafood products such as fish sausage and shellfish sausage. Seafood products accounted for approximately 5.8% of our revenue in 2009. Due to the abundance of seafood in Dalian, located on the Northern coast of China, as well as relatively high profit margins for these products, we plan to expand our seafood output in the future. The following is a description of the varieties of seafood products we offer:

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

The prepared foods are produced by our subsidiary Food Company, located in the Ganjingzi District of Dalian. The Food Company includes a 10,000 square meter processing facility. There are three prepared food production lines including one pork processing line with the capacity of 10,000 metric tons, one seafood sausage production line with the capacity of 4,500 metric tons and one deli by-product production line with the capacity of 1,500 metric tons. All of the Food Company’s production line equipment is imported from Germany and features state-of-the-art technology. Based on our own market research on our competitors, management believes that the Food Company is now the largest prepared food production plant in the Liaoning Province.

Supply of Pigs

We do not rear pigs, but instead purchase them from our former parent company, the Group, and from other suppliers who aggregate supply from local pig farms. We purchase live pigs from the Group and third party suppliers on a cash-on-delivery basis.  While the Group’s breeding operations are well developed and large scale, most of the pig farming in the PRC is generally not well commercialized. Our third party suppliers aggregate supplies from hundreds of small pig farms, which are typically operated as independent family-owned farms. One advantage of decentralized supply is that we obtain competitive market pricing for our supply of pigs. Another advantage is that any outbreak of livestock disease is likely to be confined to a one or more of these farms and would not affect our entire supply. Potential disadvantages from a decentralized supply of pigs include variations in quality of stock, and potential variation in quantity and timing of the supply of hogs to our plant for processing. However, because all pig farmers who supply pigs to us are all located within the greater Dalian City metropolitan area (within a two hour radius by truck), the logistical issues have so far not interfered with our ability to secure a steady supply of hogs. Since we have around 6,000 local pig farmers who will supply hogs to us, we ordinarily are able to obtain a reasonably stable supply of hogs, even when some farms cannot meet our requests for any reason. Also, because our former parent company, the Group, acquires pigs directly from independent farmers then sell pigs to us in lots (under our Hog Procurement Agreement), to some extent we have minimized the potential disadvantages discussed above.

Our pig suppliers supply us with regular quantities of pigs based on the current prevailing market price of pigs on the day of delivery. We typically order a certain number of pigs per day from each of the farms that supply us pigs. For instance, if we expect to order 80,000 pigs per annum from a supplier, that supplier will supply somewhere between 240 and 260 pigs per day.

In order to ensure a consistent supply of fresh pork to our customers, we have made agreements with approximately 6,000 pig farms in the Dalian, to supplement our usual supply of live pigs. These pig farms agreed to supply us approximately 650,000 pigs in 2009. Our suppliers have an aggregate capacity to supply us with approximately 1,100 pigs per day.

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

We pay different “market prices” for live pigs depending on quality and weight.  Incoming live pigs are graded by our quality control personnel based on a number of criteria (including fat content, health of the animal, absence of injuries, the net weight), into several categories including “Grades 1- 4” and “below-grade,” with Grade 1 being the highest quality (and accordingly the highest price per kilogram).  We then determine prevailing market prices for live pigs for these various grades based on market data drawn from the local marketplace, which fluctuates daily.  Approximately 80% of the live pigs purchased by us are in the Grade 1 and Grade 2 categories.  For example, for the first quarter of 2009, approximately 76% of the live pigs purchased by us were Grade 1 and 2, with the remainder in Grade 3 and 4. Since we generally select higher-quality pigs (Grades 1 and 2) among all live pigs available for purchase in the marketplace, as a result we pay a higher than average price per kilogram for our overall supply of live pigs.

In 2007, 2008 and 2009, we paid a total of $110.4 million, $125.6 million and $144.1 million, respectively, for our total supply of live pigs.   We paid the Group an aggregate of $61.7 million and $72.7 million and $64.7 million for live pigs during the full years of 2007, 2008 and 2009, respectively, and the amounts paid were determined as described above.

Under our Long-Term Hog Procurement Agreement between the Group and the Meat Company, the Group agreed to supply no less than 800,000 live hogs in 2009, 2010 and 2011 and the price for the hogs is set at the fair market price at the time of delivery.

Due to a shortage in supply, live hog prices rose significantly in 2008. Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production.  The average pork price has declined somewhat from the first quarter of 2009, mainly because of perceptions arising from the appearance of swine flu in late April and early May.  In June 2009, the Chinese government purchased and placed in storage large quantities of pork products in order to adjust the pork price in an effort to cause it to rebound to a reasonable level.  As a result of this action, the prices of pork have been rising since July 2009, and have risen to a level higher than the prices seen during the first quarter of 2009.  The prices are continuing to trend higher. We processed approximately 1.2 million live pigs through December 31, 2009, the amount of which met our target for fiscal year 2009.

We participate in a breeding program with local farmers - under this program, after a careful selection process, every participating breeder must have a pig farmer provide a guarantee of supply, who must be responsible for making up any differences between the agreed amount and actual number of pigs supplied to us. This program has been in existence since 1998. Management believes that since our breeding program has successfully increased farmer income and tax revenue in our region, our local government has welcomed these programs.

Among our suppliers, Zheng Baojiang, Zhang Zhiying, Wang Fuzhi, Ge Hongqi, and Chen Lianhe are the most successful pig farmers in our supply chain, and they supplied an aggregate of 15,603, 13,165, 12,056, 11,956 and 19,866 hogs respectively through each of the 12 months of 2009, contributing to 6.26% of our total supply.

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

We have found that Chinese households prefer fresh pork to frozen pork. Consumers typically buy fresh pork in small quantities, in frequent visits to markets where it is sold. Households usually choose the supermarkets, the wet market, or Chuming™ branded showcase stores to buy the fresh pork based on convenience. This type of customer accounted for 89% of our revenues in 2009.

Canteens include the cafeterias of government agencies, schools, factories and hospitals. These customers, including restaurants, often purchase our pork from Chuming™ branded showcase stores or directly from agents or wholesalers of the Company. This customer segment accounted for 7% of our revenues in 2009.

In addition to the above two types of customers, we also provide branded food processing companies with fresh and frozen pork. However, this customer segment accounted for less than 4% of our revenue in 2009. Since our sourced pigs are of good breed and have strict quality control in the production process, these food processors regularly rely on our pork as an ingredient in their products. Our clients in this segment include Taiwan Dachan, a feed supplier and food processor in Taiwan. These food processing companies typically get access to our products from Chuming agents or wholesalers.

Our largest customer accounted for approximately 8.8%, 9% and 8.4% respectively of our total turnover for the years ended December 31, 2007, 2008 and 2009.  Our top five customers together accounted for approximately 45%, 37.5% and 39.3% of our total turnover for the years ended December 31, 2007, 2008 and 2009 respectively. None of our directors, their associates or any significant shareholder of the Company has any interest in any of our five largest customers.

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

Sales by Region for the Year Ended December 31, 2008

Dalian	62%
Shenyang	22%
East Liaoning	6%
North Liaoning	4%
West Liaoning	4%
Others	2%

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

Dealers, agents and wholesalers who we work with serve their own diverse distribution channels. Our affiliated dealers organize their sales to stores and supermarkets, such as Carrefour, Walmart, Hymall, New-mart and Metro. Our affiliated agents assist in identifying locations and opening Chuming™ branded showcase stores in their region, important to the expanding our revenues. Our affiliated wholesalers typically organize the sales to canteens and restaurants as well as food processing companies. In some regions, our affiliated agents will also directly contact local canteens and restaurants.

Chuming’s Distribution Network

We have our Chuming™ branded counters in large stores and supermarkets, which are the most important and highly visible locations to enhance our brand and image. Since large supermarkets such as Carrefour and Walmart have strict requirements to approve any suppliers, having Chuming™ counters in these megaretailers’ flagship stores reinforces the consumer confidence in our products. We have Chuming™ counters in more than 581 large supermarkets located in Northeast China.

Our most popular product, fresh pork, is sold primarily though our Chuming™ branded showcase stores. Chuming™ branded showcase stores are usually located in high-density, urban residential areas easily accessible by our customers. The Chuming™ branded showcase stores also save time compared to long lines sometimes found at large supermarkets. Chuming™ branded showcase stores are all equipped with refrigerators to keep the pork fresh. We have established more than 942 Chuming™ branded showcase stores as of December 31, 2009 now operating in Dalian and throughout the Liaoning Province. In the next few years, we aim to increase the number of our Chuming™ branded showcase stores to more than 1,000 outlets.

We provide operators of showcase stores and specialty counters with equipment (refrigerated showcases, signage, uniforms, heating equipment for processed food and other equipment), labels and packaging, technical assistance, and permission to sell our products under the Chuming brand name. These operators pay us an equipment deposit (to cover the cost of equipment), a trademark usage guarantee deposit, a uniform fee (for the cost of employee uniforms), a one-time start-up fee to cover the costs of certain materials, and an ongoing fee of approximately 0.5% of the total purchase amount of the products these operators purchase from us. Operators agree to sell our products exclusively, and may sell other products only with our consent. Operators are responsible for payment of their own taxes and government fees, leasing expenses, and other operating costs. If an operator is terminated, we will refund the equipment deposit upon return of the equipment, and the trademark deposit if the operator has complied with the trademark usage guidelines we provide to them. We generally reward high-volume operators with discounts and incentives on a case-by-case basis. We do not collect any material “franchise fees” from these resellers.

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

After orders are gathered and processed at the Sales Company, our products are delivered utilizing our transportation fleet and through pick-up by certain accounts at our facilities. The quality of our fresh pork is highly dependent on the storage room and delivery vehicles once they leave the chill room. We currently operates 43 temperature-controlled vehicles, which we employ in our operations to help guarantee the freshness of pork at the point of delivery to customer locations in our primary market which is within a two-hour radius of Dalian.

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

We currently have 82 Quality Control (QC) personnel who run and refine our quality assurance system. This system is divided into two sections: Meat Production Supervision and Processed Meat Supervision. The 64 employees who work in our quality assurance program consist of 22 quality control engineers, and 42 staff. All members of the QC team are trained technicians with qualifications and experience in animal husbandry, quarantines and veterinary medicine. The quality control laboratory meets and exceeds all standards set by the authorities and relevant agencies in the PRC.

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

Competition

We are currently one of the largest meat producers in the three northeast provinces of Jilin, Liaoning and Heilongjiang. According to management’s estimates, in Liaoning Province, we are the market leader for both fresh pork with 8.5% market share and for meat products with a 2.8% market share. Management estimates that in Dalian, we are the market leader for fresh pork with a 55% market share, and share the lead position for meat products with a 25% market share. As we expand geographically, we expect to encounter additional regional and local competitors. Our management believes that all food segments in China compete on the basis of price, product quality, brand identification and customer service, and that we are well positioned in all of these areas.

Major Domestic Competitors

Currently, our primary competition comes from the domestic players that operate in a very fragmented industry environment. Presently, there is no clearly dominant producer in the PRC pork industry. The three largest producers in China, Shuanghui, People’s Food and China Yurun, together capture less than 5% of the total market. Most of the companies in the industry tend to focus on different product and market segments. Shuanghui has the largest market share in the HTMP pork segment, while Yurun is the leader in the LTMP space. Both companies have done well in the top tier markets. People’s Food, on the one hand, tends to focus more of its distribution efforts on smaller cities, where mass distribution is more difficult, and typically does not sell through large retail channels. On the other hand, about 40% of China Yurun’s sales are through supermarket and hypermarket chains. In terms of geographical focus, we believe People’s Food has a strong presence in Northeastern China. China Yurun has announced plans to expand into the Northeast with plans for two new plants in Shenyang and Harbin.

New International Entrants

After China joined the WTO, many domestic industries were opened to international competition, including the meat-processing industry. Foreign companies have already entered China’s major cities, mainly though the major hypermarkets such as Carrefour. So far, domestic players have an advantage in the introduction of new products based on local tastes and distribution in below super-tier cities such as Beijing and Shanghai. Tyson Foods, Inc., U.S.A. has a joint venture with Shanghai Ocean Wealth Fish Products Corporation Limited. Hormel Foods Corporation, U.S.A., has set up representative offices in China since 1995 and currently operates processing factories in Shanghai and Beijing.

Dalian Competitors - Fresh Pork

In Dalian, our key fresh pork competitors are Bangchui Island with an 20% market share and Jiuxing (Nine Stars) with a 10% market share.

Name	Market share
Chuming	50%
Bangchui Island	20%
Nine Stars	10%
Taifu	8%
Tianxin	6%
Yurun	6%

Dalian Competitors - Meat Products

In Dalian, our main meat products competitors are Chengxin with a 15% market share, Chunhe with a 12% market share, Jin Baiwei with a 18% market share, and Yurun with a 15% market share.

]

Name	Market share
Chuming	25%
Chengxin	15%
Chunhe	12%
Jin Baiwei	18%
Yurun	15%
Others	15%

Advertising and Promotional Activities

Advertising and promotional expenses were $638,904, $2,629,853 and $3,611,666 for the years ended December 31, 2009, 2008 and 2007, respectively. Our advertising and marketing expenditures decreased considerably from $2,629,853 in 2008 to $638,904, partly attributable to outsourcing some of the marketing and promotion of our products to our independent sales agents, and in return the Company gave them bigger discounts and incentives on our products. The Company believes that advertisements can be handled more effectively at a regional and local level by the sales agents individually, and at the same time it is also more cost effective for the Company. In 2009, we allocated more of our resources to increase the advertising and promotional activities aimed at higher performing regions, retailers and supermarkets.

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

Intellectual Property Rights

Through our advertising efforts and the consistent quality of its products, our management believes that consumers in the PRC have come to associate our “Chuming™” brand name with quality meat products. Thus, our management believes that the goodwill in the “Chuming™” branding is a valuable asset to us. The “Chuming” trademark and rights to the “Huayu” trademark application in the PRC are owned by Dalian Chuming Industry Development Co., Ltd., a subsidiary of the Group.  We have been granted a perpetual fully paid up license to use both of these trademarks in connection with our business under two trademark agreements with Dalian Chuming Industry Development Co., Ltd.

We believe that the protection of our brand names is important to our marketing efforts and believe that we have taken appropriate steps to protect our brand. We have not discovered any counterfeiting or any infringements of our Chuming™ or Huayu brand names.

We require all resellers who we work with, including specialty counters and showcase store operators, to comply with our trademark usage policy, and require them to pay trademark usage guarantee deposits. We also employ approximately 29 engineers who randomly inspect the facilities of the over 942 operators we work with to ensure compliance with our policies and other guidelines. We will generally terminate our business relationship with operators found violating our policies.

Research and Development

We have two operations, a Meat Engineering Center and a Sea Products Center, focused on the development of new products to the market. In addition to meeting the taste demands of consumers, these groups focus on quality, nutrition and safety standards. These groups draw upon a 39 employee research and development staff, including three professors in the field of animal nutrition and biology, supporting the safe and rapid introduction to the market of new products, specifically in the areas of seafood and meat by-products. We currently have more than 149 products available to consumers, with the average rate of two new products ready for the market per month. We are also working on anti-freezing experiments to facilitate preservation of our meats so as to minimize or eliminate the use of chemical preservatives.

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

Compliance with Environmental Laws

We own two wastewater treatment plants on premises with a daily treating capacity of six hundred tons for each plant. These plants are designed to comply with the Integrated Wastewater Discharge Standard of the PRC and the Environmental Protection Regulation of Dalian City. To the knowledge of our management, we have not breached any environment protection regulations during any of the past three years.

Employees

We currently have approximately 735 employees, the composition of which is as follows:

	R&D and Engineering	Production	General and Administrative	Sales and Marketing	Quality Control	Total
Meat Company	14	171	25	52	40	302
Food Company	25	163	13	28	14	243
Sales Company	0	0	12	178	0	190
Total	39	334	50	258	54	735

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

Live pigs and raw pork are the principal raw materials used in our production. We procure approximately 60% of our live pigs from the Group, and the remainder from various of third party suppliers who are independent farmers. Our third party suppliers may not continue to be able to supply an adequate number of live pigs to satisfy our present and future production needs. The supply of pigs is dependent on the output of pig farms, which may be affected by outbreaks of diseases or epidemics. Our current suppliers may not be able to provide live pigs of sufficient quality to meet our stringent quality control requirements. Any interruptions to or decline in the amount or quality of our live pig supply could materially disrupt our production and adversely affect our business. In addition to live pigs, we also use additives and packaging in our production, which we source from third party suppliers. Any interruptions to or decline in the amount or quality of our additives or packaging supply, could also disrupt our production or sales and adversely affect our business.

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

We currently rely upon and conduct significant related-party transactions, and most of these stem from our the status of our Operating Subsidiaries, which were formerly subsidiaries of the Dalian Chuming Group Co., Ltd. prior to their spin off to become a part of the Company. While we intend to require independent directors, or appropriate committee of the board, to review all related-party transactions, these transactions may present a conflict of interest situation in which the interests of the Group are directly opposed to the interests of the Company. If these conflicts of interest are not effectively dealt with in a manner satisfactory to the Company, our interests may be harmed, which may adversely affect our operations and financial condition.

We presently conduct business with the Group in several capacities - the main areas where we have transactions with this related party are the purchase of feed for hogs by us from the Group, and the purchase of live pigs by us from the Group, with live pigs being by far the most significant set of transactions (under our Long Term Hog Procurement Agreement). We paid the Group an aggregate of $64.7 million, $72.7 million and $61.7 million for live pigs during the full years of 2009, 2008 and 2007, respectively.

Mr. Shi Huashan, who is our Chief Executive Officer, is also the Chief Executive Officer of the Group, our former parent company. See also, “Certain Relationships and Related Party Transactions” on page 72. Due to the non-exclusive roles of Mr. Shi as our CEO and the principal executive officer of the Group, with whom we conduct business from time to time, potential conflicts of interest may arise. In particular, situations could arise in which we transact business with the Group, and certain terms of agreements could be favorable to us, but conversely unfavorable to the Group, and vice versa. If we are not able to effectively handle such conflicts of interest to serve the Company’s best interest, our business could be harmed or adversely affected.  In an effort to reinforce management’s efforts to handle these potential conflicts of interest effectively and fairly, we have retained two additional independent directors for our board of directors, and intend to submit all appropriate related party transactions to our independent board members, or appropriate committee of the board, for review and approval.

Our buildings and land use rights are pledged to secure an obligation of the Group, and those assets would be at risk if the Group were to default on this obligation.  Loss of those assets would have a material adverse effect on our business, financial condition and results of operations.

In addition, in 2004 we obtained a loan of $20,466,901 (RMB 160,000,000) from the Group, which in turn, obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan. The Group collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”). The bond guarantees to the Banks the entire principal and accrued interest of the loan. The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by the Company. The loan carries a fixed interest of 5.76% per annum. We pledged both land use rights and buildings to the Bond Issuer. We pursued a loan from the Group as the financing solution of choice at the time because our tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, at that time we lacked the favorable credit history to directly establish credit facility with the bank.

At December 31, 2007, we repaid our debt in its entirety to the Group by setting off receivables owed by the Group to us. We repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 18 of our consolidated financial statements for the years ended December 31, 2005, 2006 and 2007. The balances are now owed by the Group to the Banks, and liability for paying the bonding insurance annually lies with the Group. The pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, our assets, namely the buildings and land use rights would be at risk if the Group were to default on this loan.   Loss of those assets would have a material adverse effect on our business, financial condition and results of operations.

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

In addition to our sales to wholesale customers, we sell our products through showcase stores, network stores and supermarket brand counters. All of these retail based stores exclusively sell our pork products and display the Chuming logo on our store facades. In 2009, these retail outlets accounted for approximately 38% of our total revenue.  If the sales performance of our retail based stores deteriorates, this could adversely affect the financial results of the company. In addition, any sanitation, hygiene, or food quality problems that might arise from the retail based stores could adversely affect our brand image and lead to a loss of sales. Chuming does not own any of the retail based stores.

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

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in the integrity of our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have our independent registered public accounting firm annually attest to our evaluation. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. During the assessment of our internal controls over financial reporting for the year ended December 31, 2009, our management concluded that our controls were ineffective as a result of several material weaknesses.  Many of the weaknesses stem from our operation as a private company where a formal control system was not in place prior to our becoming public.  We have developed a remediation plan, which we anticipate will be completed during 2010.  Our remediation plan consists of (1) hiring a third party SOX 404 compliance consultant to help us implement an internal controls system, (2) establishing an internal audit department, (3) purchasing a new ERP system with built-in controls and (4) appointing additional members to the Board of directors, who shall serve as independent directors  and serve on the audit committee.  We cannot be certain that these measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources may be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to execute the remediation plan for 2010, our stockholders and other potential investors may lose confidence in our business operations and the integrity of our financial statements, and may be discouraged from future investments in our company, which may delay or hinder any future business development or expansion plans if we are unable to raise funds in future financings, and our current stockholders may choose to dispose of the shares of common stock they own in our company, which could have a negative impact on our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or other national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which could further reduce our stock price.

We will incur increased costs as a public company which may affect our profitability.

As a public company, Chuming will incur significant legal, accounting and other expenses that it did not incur as a private company. We are now subject to the SEC’s rules and regulations relating to public disclosure. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. In addition, we expect to increase our financial and accounting staff in order to meet the demands and requirements of being a public reporting company. Such additional personnel, public relations, reporting and compliance costs may negatively impact our financial results.

We have no business insurance coverage.

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

The outbreak of animal or human diseases could adversely affect our operations.

An occurrence of serious animal or human diseases, such as foot-and-mouth disease or swine influenza (A/H1N1 flu), or any outbreak of other epidemics in China affecting animals or humans, might result in material disruptions to our operations, material disruptions to the operations of our customers or suppliers, a decline in the supermarket or food retail industry or slowdown in economic growth in China and surrounding regions, any of which could have a material adverse effect on our operations and turnover. Even though it is believed that A/H1N1 flu cannot be contracted by humans through eating properly-handled and cooked pork or pork products, negative association of the A/H1N1 flu with pigs and pork products could have a negative impact on sales of pork products. Accordingly, there can be no assurance that our facilities or products will not be affected by an outbreak of A/H1N1 or any other disease or outbreak in the future, or that the market for pork products in the PRC will not decline as a result of fear of disease. In either case, our business, results of operations and financial condition would be adversely and materially affected.

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

•
Control of foreign exchange. China still maintains strict foreign exchange controls which has been in place since 1979, although steps have been taken to increase the exchangeability of the Chinese RMB with other currencies.

•
Growth rate. For several years, China’s economy has achieved consistent double digit growth rates, and this may put strain on infrastructure, availability on raw materials, and ability of firms to manage growth.

•
Rate of inflation. According to the Consumer Price Index (CPI) compiled by the National Statistics Bureau of China, the overall rate of inflation (CPI) in 2009 is -0.7% and the rate of inflation for food in 2009 was 0.7% and these factors affect the local market environment in which Chinese firms must operate.

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

We conduct our business primarily through our Chuming Operating Subsidiaries which are located in China and are governed by PRC laws and regulations. In addition, because the parent companies that hold these entities, namely PSI and Energroup Holdings Corporation, are outside of China, we are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

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

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Chuming WFOE. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while we report our financial results and position in U.S. dollars. Any significant fluctuation in value of RMB may materially and adversely affect our reported cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.  There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in further and more significant appreciation of the RMB against the U.S. dollar and other foreign currencies.

As very limited types of hedging transactions are available in the PRC to reduce our exposure to exchange rate fluctuations, we have not entered into any such hedging transactions. Accordingly, we cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign exchange losses in the future.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in 2004 and A/H1N1 in 2009. Any prolonged recurrence of SARS, A/H1N1 or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS, A/H1N1 or any other epidemic.

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

As a result of the share exchange transaction disclosed elsewhere in this prospectus, we own 100% of the equity interest in PSI, a British Virgin Islands company. PSI owns 100% of the equity in Chuming WFOE, a wholly foreign owned enterprise in the PRC. Chuming WFOE is a holding company for the following three operating subsidiaries: (i) Meat Company, (ii) Food Company, and (iii) Sales Company, each of which is a limited liability company headquartered in, and organized under the laws of, China.

The PRC government restricts foreign investment in businesses in China. Accordingly, we operate our business in China through Chuming. Chuming holds the licenses and approvals necessary to operate our business in China.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than our investment in Chuming and their operating subsidiaries in China. As a result of our holding company structure, we rely entirely on payments or dividends from Chuming for our cash flow to fund our corporate overhead and regulatory obligations. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Further, if our subsidiaries in China incur debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our shares of common stock.

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

Our principal shareholders and their affiliated entities will own approximately 69.5% of our outstanding shares of common stock, representing approximately 69.5% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of our company.

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

We may in the future require additional cash resources due to changed business conditions or other developments, including any capital expenditures, investments or acquisitions we may wish to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Item 1B. UNRESOLVED STAFF COMMENTS

On February 11, 2008, we filed a registration statement on Form S-1 in order to register shares of our common stock for resale by selling shareholders. On March 7, 2008, we received a letter from the staff of the Securities and Exchange Commission (“SEC”) with comments on our initial Form S-1 filing. On April 29, 2008, we filed Amendment No. 1 to our Form S-1 to respond to the staff’s comments.   On May 13, 2008, we received an additional comment letter from the SEC.  On May 27, 2008, we filed Amendment No. 2 to our Form S-1 in response to these comments.  On June 9, 2008, we received an additional comment letter from the SEC.  On December 31, 2009, we filed Amendment No. 3 to our Form S-1 in response to these comments.  On February 12, 2010, we received an additional comment letter from the SEC.  On February 12, 2010, we filed Amendment No. 4 to our Form S-1 in response to these comments.  On March 4, 2010, we received an additional comment letter from the SEC.  As of the date of this report, we have not filed an amendment to the S-1 registration statement in response to the SEC’s March 4, 2010 comments.

Item 2. PROPERTIES

Facilities

Our main facility and principal executive offices are located at No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039, which also serves as the headquarters for our food subsidiary and sales subsidiary. Our main facility is located on 95 acres in the industrial area of Dalian, where we have developed over 74,000 sq. meters of factory floor. In addition to our corporate offices, we also own and maintain housing for up to 760 employees, and health maintenance facilities. Our slaughtering subsidiary’s principal facility is located at No.2026, Zhuanshi Street, Wafangdian Town, Dalian City, Liaoning Province, PRC. We believe that these facilities will be sufficient to house our operations for at least the next 3 years, and we have the capacity to accommodate our projected long-term growth plans.

Land Lease on Main Facility and Other Company Offices

We have acquired the land use certificate for 89 acres of land in Dalian City, which entitles us to use and dispose of the land and the commercial or residential buildings located on the land. Our Food Company occupies this land.

We have also opened offices in eleven cities outside of Dalian. We have entered into leasing agreements for these office spaces for terms ranging from one and three years. These offices are mainly sales offices and they are generally very small in size. They are located in surrounding cities, mainly in Liaoning Province. In total, we paid approximately $58,000 rent in 2007 for these eleven offices.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Equity

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ENHD.” As of December 31, 2009, there were approximately 176 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name. The following table sets forth the high and low bid information for the common stock for each quarter within the last three fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2009	Low	High
Quarter ended December 31, 2009	$0.40	$1.05
Quarter ended September 30, 2009	$0.51	$2.15
Quarter ended June 30, 2009	$2.00	$3.05
Quarter ended March 31, 2009	$2.00	$3.00

2008
Quarter ended December 31, 2008	$0.25	$259.50
Quarter ended September 30, 2008	$0.25	$5.00
Quarter ended June 30, 2008	$5.00	$5.00
Quarter ended March 31, 2008	$5.00	$241.50

2007
Quarter ended December 31, 2007	$5.00	$5.00
Quarter ended September 30, 2007	$4.65	$4.65
Quarter ended June 30, 2007	$4.65	$4.65
Quarter ended March 31, 2007	$4.65	$4.65

On March 15, 2010, the closing sale price of our common stock on the OTC Bulletin Board was $4.75 per share.

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

Item 6. SELECTED FINANCIAL DATA

You should read the summary consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our predecessor’s financial statements and the related notes included elsewhere in this report. The financial data for the twelve month period ending December 31, 2009 and 2008 were derived from audited financial statements included in this report. Historical results are not necessarily indicative of the results to be expected for any future period.

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2009 (audited)	2008 (audited)	2007 (audited)	2006 (audited)	2005 (audited)
Consolidated Statements of Operations Data:

Sales	$213,545	$176,360	$124,696	$70,396	$54,119
Cost of Sales	183,391	149,794	104,379	57,794	45,284
Gross Profit	30,154	26,566	20,317	12,601	8,835
Operating Expenses	4,660	7,823	6,246	2,891	1,647
Income from Operations	25,494	18,743	14,071	9,709	7,188
Other Income (Expense), net	(17,349)	(11,385)	(1,476)	(1,583)	(1,008)
Income Before Taxes	8,144	7,357	12,620	8,126	6,180
(Income Taxes Expenses)/Deferred Tax Benefit	(2,090)	(520)	968	1.6	191
Net Income	6,054	6,837	11,652	8,128	5,988
Foreign Currency Translation	1,776	528	2,064	611	286
Comprehensive Income	7,831	7,366	13,716	8,739	6,274
Basic Net Income Per Share (in US$)	0.35	0.40	0.67	0.47	0.35
Diluted Net Income Per Share (in US$)	0.29	0.32	0.67	0.47	0.35
Basic Weighted Average Number of Shares Outstanding	17,272,756	17,272,756	13,409,120	13,409,120	13,409,120
Diluted Weighted Average Number of Shares Outstanding	21,136,392	21,182,756	17,272,756	17,272,756	17,272,756

	(US dollars in thousands)
	Twelve Months Ended December 31,
	2009 (audited)	2008 (audited)	2007 (audited)	2006 (audited)	2005 (audited)
Balance Sheet Data:
Total Assets	$133,482	$90,683	$66,620	$56,846	50,993
Current Liabilities	42,259	23,758	17,682	16,764	18,979
Long Term Liabilities	-	-	-	17,909	18,580
Stockholders Equity	91,224	66,926	48,938	22,174	13,434

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the fiscal years ended December 31, 2008 and 2009  should be read in conjunction with the Selected Consolidated Financial Data, the consolidated financial statements, and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As of December 31, 2009, we had 735 employees, of whom 388 were operating personnel, 258 were sales personnel, 39 were research and development personnel and 50 were administrative personnel.

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

Our total sales volume was 31,327 metric tons in the fourth quarter of 2009, 82,585 metric tons in the third quarter of 2009, 27,697 metric tons in the second quarter of 2009, 18,512 metric tons in the first quarter of 2009, 18,007 metric tons in the fourth quarter of 2008.

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

Our top five customers accounted for 39.3% for our total sales for the fiscal year 2009. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

Management presently anticipates continued growth in volume of sales.  Nevertheless, our ability to meet increased customer demand and maintain profitability will however continue to depend on factors such as our production capacity, availability of working capital, input costs, as well as the other factors described throughout this report..

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

While our significant accounting policies are more fully described in Note 2 to our combined financial statements included elsewhere in this prospectus, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

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

Recent Accounting Pronouncements

See Note 2(Z) to the consolidated financial statements included elsewhere in this Report for discussions on recently issued accounting announcements. We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition. .

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2009 and December 31, 2008.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended			Year Ended
	December 31,	% of		December 31,	% of
	2009	Sales		2008	Sales
Sales	$213,545,175	100.00%		176,360,013	100.00%
Cost of Sales	183,391,490	85.88%		149,794,249	84.94%
Gross Profit	30,153,685	14.12%		26,565,764	15.04%
Selling Expenses	2,151,988	1.01%		5,147,366	2.92%
General & Administrative Expenses	2,507,688	1.17%		2,675,661	1.52%
Total operating Expense	4,659,676	2.18%		7,823,027	4.44%
Operating Income / (Loss)	25,494,009	11.94%		18,742,737	11.32%
Other Income (Expense)	(17,349,307)	(8.12)	) %	(11,385,383)	(6.46	) %
Earnings Before Tax	8,144,702	3.81%		7,357,354	4.17%
(Income Tax Expense) / Deferred Tax Benefit	(2,090,260)	(0.98)	) %	(520,089)	(0.29	) %
Net Income	$6,054,442	2.84%		6,837,265	3.88%
Basic and Diluted Earnings Per Share
- Basic	0.35			0.40
- Diluted	0.29			0.32
Weighted Average Shares Outstanding
- Basic	17,272,756			17,272,756
- Diluted	21,136,392			21,182,756

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2009, we had sales of $213,545,175, as compared to sales of $176,360,013 for the year ended December 31, 2008, an increase of approximately 21.08%. This increase consisted of an increase in the sales of Fresh Pork of $ 16.5 million or 11.66%, from $141.8 million in 2008 to $158.3 million in 2009, an increase in the sale of Frozen Pork of $7.7 million or 54.14%, from $14.1 million to $21.8 million, and an increase in the sale of Processed Food Products of $12.9 million or 62.95%, from $20.4 million in 2008 to $33.3 million in 2009.  In 2009, we reduced our average per-kilogram sale prices to our customers, which coincided with a decrease in the cost of live pigs and other production costs.  The average per-kilogram sales price for our Fresh Pork, Frozen Pork and Processed Foods to customers decreased by 25.25%, 33.01% and 69.13%, respectively, compared to the prior year.

Our sales volume of products (by weight) increased considerably for Fresh Pork and Frozen Pork by 49.38% and 130.09%, respectively, compared to 2008.  We usually sell our Fresh Pork through our independent sales agents and supermarkets.  Our profit margin for sales through supermarkets is generally higher than other channels, which is the reason why we are continuing to actively pursue this particular sales channel.  In 2009, many of our sales agents were able to achieve higher sales since we implemented the extension of payment terms to creditworthy customers.  Since many of our sales agents are long standing customers with good credit, they were able to take advantage of the extension of payment terms to generate greater cash flow and to create higher sales in 2009.  Another factor attributable to the increase of sales and sales volume was that we increased the number of our sales agents and showcase stores from 9,200 in 2008 to 9,659 in 2009.  Management believes that this increase in sales and sales volume resulted from increased consumer demand, and increased consumer awareness of our brand and availability of our products.  However, the sales volume of our Processed Food Products decreased slightly in 2008, with 3.65% less sales volume compared to the prior year.

Cost of Sales. Cost of sales for 2009 increased by $33,597,241 or 22.43%, from $149,794,249 for the year ended December 31, 2008 to $183,391,490 for the year ended December 31, 2009. The increase in cost of sales was mainly attributable to an increase in sales volume.  The decrease in the cost of live pigs was partially offset by the decrease in the average sales price to customers.  Our cost of sales for our various product categories in 2009 is summarized as follows:

	(In thousands of U.S. Dollars)
		% of		% of
	2009	Sales	2008	Sales
Fresh Pork	$141,174	77%	$121,742	81.2%
Frozen Pork	17,438	9.5%	11,026	7.4%
Processed Food Products	24,779	13.5%	17,026	11.4%
Total Cost of Sales:	$183,391	100%	$149,794	100%

Management estimates that the average cost of live pigs decreased by approximately 20.6% for 2009, as compared with the prior year.  In 2008, the price of live pigs reached RMB16 per kilogram in the first quarter, then the average price decreased slightly to RMB15.76 in the second quarter, and then further declined to an average price of RMB14.43, where it remained for the last two quarters of 2008.  The average price for live hogs was RMB14.63 per kilogram for the full year of 2008.  In 2009, the price of live pigs reached RMB12.06 per kilogram in the first quarter, then the average price decreased to RMB10.27 in the second quarter, increased to RMB11.95 in the third quarter, and increased to RMB12.23 in the fourth quarter.  The average price for live hogs was RMB11.62 per kilogram for the full year of 2009.

In 2009, we experienced price increases in electricity, water and coal, all of which we use in our production process.  However, this increase in utilities was in proportion to the increase of our sales volume, and not due to an increase in the unit price of the utilities, with the exception of coal for which the unit price did increase slightly.  Total wages increased in 2009 due to the addition of new employees to handle the increase of our sales, but the salaries of our employees remained stable.  Lastly, similar to 2008, we experienced slight increases in transportation and delivery costs in 2009, corresponding with the increased sales.   Management also believes that productivity remained steady, with no significant changes from 2008 to 2009.

Gross Profit. Gross profit was $30,153,685 for the year ended December 31, 2009 as compared to $26,565,764 for the year ended December 31, 2008, representing an increase of $3,587,921, or approximately 14%.   The gross profits for Fresh Pork, Frozen Pork and Processed Foods in 2009 were $17,161,348, $4,352,234 and $8,498,235, respectively.  Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products.  In 2009, though the price of fresh pork and frozen pork was decreased, the strong demand for these two products led to the increase in gross profit in 2009. Our gross profit as a percentage of sales was 13% in 2009 as compared to 15.04% in 2008. The slight decrease in gross profit as a percentage of sales was attributable to lower sales prices per unit and the decreased sales in processed food products.

Selling Expenses. Selling expenses totaled $2,151,988 for the year ended December 31, 2009, as compared to $5,147,366 for the year ended December 31, 2008, a decrease of $2,995,378 or 58.2%.  The decrease in our selling expenses in 2009 is attributable to the increase of sales to sales agents, through whom selling expenses are lower than through other sales channels. In addition, our advertising and marketing expenditures decreased considerably because the major part of the marketing and promotion of our products were handled individually by sales agents.  In return for these services, we granted our sales agents larger discounts and incentives on our products.

General and Administrative Expenses. General and Administrative Expenses totaled $2,507,688 for the year ended December 31, 2009 as compared to $2,675,661 for the year ended December 31, 2008, a decrease of $167,973 or 6.3%. We achieved this small decrease by being able to reduce slightly the costs of doing business as a public company. In 2009, for example, our expenses for hiring independent directors decreased, as compared to the prior year, as the number of independent directors reduced to one in 2009 from four in 2008.  In 2009, the local government granted exemption of a portion of our land use tax which also decreased our general expenses.

Other Income (Expense). Our other income (expense) consisted of Other Income, Interest Income, Other Expenses, Interest Expense, and Release of Escrowed Make Good Shares. We had total Other Expenses of $17,349,307 for the year ended December 31, 2009 as compared to $11,385,383 for the year ended December 31, 2008, an increase of $86,515, or 30.38%. The substantial increase in Other Expenses in 2009 was primarily attributable to the accrual of the expected release of escrowed shares pursuant to a make good agreement related to the Exchange Transaction and Financing on December 31, 2007.

Pursuant to such make good agreement, a total of 3,863,636 shares of our common stock held by a trust, the beneficiaries of which include our CEO Mr. Shi Huashan and his family, were deposited into a make good escrow account.  These shares were to be released back to Mr. Shi and his family if the Company meets the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  In the event that the Company did not meet the aforementioned financial targets, the escrowed shares would be released, on a pro-rata basis, to the investors in the Financing.  In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company expects to record a compensatory expense for the shares upon their release from escrow.  Whether the shares are released to the accredited investors or released to Mr. Shi, the Company will record an expense with a corresponding credit to the Company’s contributed paid in capital.  The Company anticipates that compensatory expense to be recognized in future operating periods could be in a range between $17 million to $29.2 million. The Company approximates this range based on the per share offering price of $4.4 at December 31, 2007 and a potential future stock price of $7.57 based on a $20 million net income (short of the target of $20.9 million net income) with a price-to-earnings ratio of 8.0, which is comparable to the valuation used in the offering at December 31, 2007.  For the year ended December 31, 2008, the Company has met their 2009 financial target, and therefore 1,931,818 shares have been released.  The Company recorded an expense for the expected release of shares deposited the escrow account in the amount of $16,467,994, which significantly increased our Other Expenses.

Net Income. Our net income for the year ended December 31, 2009 was $6,054,442 as compared to $6,837,265 for the year ended December 31, 2008, a decrease of $782,823 or 11%. This decrease in net income is basically attributable to the recorded expense in the amount of $16,467,994 in 2009 as above-mentioned.

Comparison of Years Ended December 31, 2008 and December 31, 2007.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year Ended			Year Ended
	December 31,	% of		December 31,	% of
	2008	Sales		2007	Sales
Sales	$176,360,013	100.00%		$124,696,036	100.00%
Cost of Sales	149,794,249	84.94%		104,378,909	83.67%
Gross Profit	26,565,764	15.04%		20,317,127	16.33%
Selling Expenses	5,147,366	2.92%		4,672,862	3.75%
General & Administrative Expenses	2,675,661	1.52%		1,572,836	1.26%
Total operating Expense	7,823,027	4.44%		6,245,698	5.01%
Operating Income / (Loss)	18,742,737	11.32%		14,071,429	11.32%
Other Income (Expense)	(11,385,383)	(6.46	) %	(1,451,742)	(1.16	) %
Earnings Before Tax	7,357,354	4.17%		12,619,687	10.16%
(Income Tax Expense) / Deferred Tax Benefit	(520,089)	(0.29	) %	(967,540)	(0.78	) %
Net Income	$6,837,265	3.88%		$11,652,147	9.38%
Basic and Diluted Earnings Per Share
- Basic	0.40			0.87
- Diluted	0.32			0.67
Weighted Average Shares Outstanding
- Basic	17,272,756			13,409,120
- Diluted	21,182,756			17,272,756

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

Despite the high price of live hogs, our sales volume of products (by weight) still increased slightly for Fresh Pork and Processed Foods by 4.13% and 0.1%, respectively, compared to 2007.  We usually sell our Fresh Pork through our independent sales agents and supermarkets.  Our profit margin for sales through supermarkets is generally higher than other channels, which is the reason why we are continuing to actively pursue this particular sales channel.  In 2008, many of our sales agents were able to achieve higher sales since we implemented the extension of payment terms to creditworthy customers.  Since many of our sales agents are long standing customers with good credit, they were able to take advantage of the extension of payment terms to generate greater cash flow and to create higher sales in 2008.  Another factor attributable to the increase of sales and sales volume was that we increased the number of our sales agents and showcase stores from 9,200 in 2008 to 9,659 in 2009.  Management believes that this increase in sales and sales volume, despite elevated live hog prices, resulted from increased consumer demand, and increased consumer awareness of our brand and availability of our products.  However, the sales volume of our Frozen Pork decreased considerably in 2008, with 38.3% less sales volume compared to the prior year.  Even though the  sales volume of Frozen Pork decreased significantly in 2008, our sales revenue for Frozen Pork increased by 26.4% from 2007 because we were able to increase the prices of Frozen Pork, and pass most of it to our consumers.  Our Frozen Pork is usually sold to cities outside of Liaoning province and the sales volume was especially impacted during the fourth quarter of 2008,which  management believes is due to the effect of economic slowdown, which led to less spending on certain foods such as meat products.

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

Selling Expenses. Selling expenses totaled $5,147,366 for the year ended December 31, 2008, as compared to $4,672,862 for the year ended December 31, 2007, an increase of $474,504 or 10.2%.  The increase of our selling expenses in 2008 is attributable to the addition of new salespersons to our sales team, increased incentives for salespersons, buy-in fees paid to supermarkets for placement of our products, and expenses for market and product development, sales planning and training, etc.   In 2008, our advertising and marketing expenditures decreased from $3,611,666 in 2007 to $2,629,853 in 2008.   Our advertising and marketing expenditures decreased considerably because part of the marketing and promotion of our products were handled individually by sales agents, and in return the Company gave them bigger discounts and incentives on our products.   The Company believed that advertisements can be handled more effectively at a regional and local level by the sales agents, and at the same time it is also more cost effective for the Company.  In 2008, the Company allocated more of our resources and increased advertising and promotional activities aimed at higher performing regions, retailers and supermarkets.  Our advertising and promotional activities included television commercials, radio, magazine and newspaper advertisements, and exhibitions.  The Company also developed new markets in 2008, adding nine new sales offices in cities such as Harbin, Dalian and Changchun.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Twelve Months Ended December 31, 2009

Net cash inflow sources from operating activities was $28.98 million in fiscal 2009 while net cash flow used in operating activities was $3.23 million in fiscal 2008.  Prior to 2007, we offered flexible payment terms to agents who purchase pork products from us for resale to retailers, but in March of 2007, we eliminated this practice and required agents to pay promptly for products ordered.   In 2008, we established a more comprehensive set of payment terms determined by the creditworthiness and the length of time we have worked with such agents and retailers.  For example, we require our new customers to pre-pay or pay upon delivery for our products since we are unfamiliar with their history and creditworthiness.  For customers we have worked with over a period of time and with good credit, we give them until the end of the month to pay for our products.  For customers we have worked with for over 3 years and have established their creditworthiness, we offer them payment terms of 30 to 60 days.  We are more lenient toward large retailers and supermarkets since they have a more complete accounting and purchasing system and there is a lesser possibility of breach of payment terms or non-payment.  The payment terms for such large retailers usually range between 45 to 75 days, to be negotiated with each individual retailer prior to the execution of contract.  To improve our process of collecting accounts receivable as compared to the prior year, we have also placed a cap on accounts receivable in proportion to the quantity ordered.  The agent or retailer must pay down the balance of the accounts payable once the maximum cap is reached on their accounts, even if it is prior to the expiration of their payment terms.

In 2009, there was a decrease in interest paid to $0.83 million compared to the prior year.  The decrease of such interest paid was due to the fact that all the outstanding loans were made during the fourth quarter of 2009, which carried on a small amount of interest expenses in 2009. We had a decrease in interest earned of $198,259 in 2009.

We had $4.25 million in escrowed funds in December 2007.  Pursuant to a holdback escrow agreement executed on December 31, 2007, $2 million was held in escrowed funds subject to hiring a certain number of independent directors, $1.5 million was held subject to hiring a qualified Chief Financial Officer, $250,000 was held to hire one of the agreed upon investor relations firms, and $500,000 was held to hire one of the independent public accounting firms of record.  As of fiscal year 2009, only $35,675 in the escrow account has been released for in connection with the hiring of an investor relations firm.  Currently, we no longer are retaining such firm. Net cash flow used in investing activities was $3.99 million in fiscal 2009, compared to cash used in investing activities of $3.76 million in fiscal 2008.  There was a decrease from $5.8 million to $3.70 in expenditures for plant and equipment in 2009.  We used $327,647 in purchasing intangible assets.

Net cash flow sourced in financing activities was $9.52 million in fiscal 2009 as compared to net cash used from financing activities of $1.44 million in fiscal 2008.  The Company maintains three revolving bank loans with the Bank of China (Liaoning Branch) in the term of 12 months and one bank   loan with the Agricultural Bank of China (Wafangdian Branch) in the term of 3 months, one bank loan with the Shanghai Pudong Development Bank (Dalian Branch) in the term of 12 month and one bank loan with the Bank of East Asia (Dalian Branch) in the term of 12 months. The amount of credit and interest rate of the bank loans are re-negotiated at the end of each term, and the parties re-execute a new revolving loan agreement every year after negotiation.   Compared to 2008, the total amount of our revolving bank loans increased by $ 9.52 million in 2009.  For additional details concerning the repayment, see Note 9(B) in the footnotes to our financial statements included with this report.

Our Accounts Payable decreased significantly in 2009 to $3.27 million.  The reason was attributable to the payments we made in cash for purchasing live pigs from farmers and the Group in order for us to obtain more sufficient amount of and high quality live pigs.  Our taxes payable also increased in 2009 due to an increase of our payable value-added tax.  Our Customer Advances decreased to $2.41 million in 2009.  The decrease of such advances was due to the fact that we offered our creditworthy customers longer and more flexible payment terms, which in turn reduced our Customer Advances.

Our Related Party Receivable decreased to zero in 2009.   The significant decrease is due to the accounting of the Company’s transactions with certain related parties. In the normal course of business which includes the purchases of hogs and other raw materials, sale of pork and pork products, the Company conducts transactions with the following related parties: Dalian Chuming Group Co., Ltd (“Group”) and the Group subsidiaries, that are not consolidated into Energroup Holdings or Energroup’s subsidiary, Dalian Chuming Precious Sheen Investments Consulting Co. Ltd. (Chuming): (1) Dalian Chuming Industrial Development Co., Ltd., (“Industrial Development Co.”) (2) Dalian Chuming Trading Co., Ltd, (“Trading Co.”) (3) Dalian Mingxing Livestock Product Co. Ltd., (“Mingxing”) (4) Dalian Chuming Stockbreeding Combo Development Co., Ltd., (“Combo Development Co.”) (5) Dalian Chuming Fodder Co., Ltd. (“Fodder Co.”), and (6) Dalian Chuming Biological Technology Co., Ltd., (“Biological Co.”) and (7) Dalian Huayu Seafood Food Co., Ltd. (“Huayu”).  The Company and the aforementioned related parties share common beneficial ownership.  All transactions with related parties are generally performed at arm’s length.

In the event that the Company has both receivables from, and payables to the Group, it will setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net payable balance at December 31, 2009 was 2,307,429.

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

The following tables summarize our contractual obligations as of December 31, 2009, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$15,942,197	$15,942,197	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Total Contractual Obligations:	$15,942,197	$15,942,197	$-	$-	-

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 30, 2009, we had approximately $41.98 million in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between signing of sales contracts and settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $2,064,272, $528,277 and 1,776,168 in 2007, 2008 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk. Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energroup Holdings Corporation

Audited Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Energroup Holdings Corporation

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Energroup Holdings Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energroup Holdings Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Samuel H. Wong & Co., LLP
South San Francisco, California	Samuel H. Wong & Co., LLP
January 26, 2010	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

		At	At
		December 31,	December 31,
ASSETS	Notes	2009	2008
Current Assets
Cash	2(D)	$41,984,101	$5,695,798
Restricted Cash	3	2,176,224	2,177,091
Accounts Receivable	2(E),4	39,876,187	18,661,065
Other Receivable		591,025	2,162,412
Related Party Receivable	5	-	10,919,777
Inventory	2(F),6	3,683,989	6,051,109
Purchase Deposit	2(G)	844,964	1,453,861
Prepaid Expenses		30,103	62,734
Prepaid Taxes		231,567	334,413
Deferred Tax Asset	2(Q)	468,922	643,609
Total Current Assets		89,887,082	48,161,869

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	23,727,484	25,794,151
Land Use Rights, net	2(I),8	13,175,559	13,430,435
Construction in Progress	2(J)	6,692,837	3,262,146
Other Assets		-	34,807
Total Assets		$133,482,962	$90,683,408

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Bank Loans	9(A)	$15,942,197	$6,419,422
Notes Payable		7,312,935	-
Accounts Payable		3,272,626	7,695,208
Taxes Payable		6,987,848	2,341,971
Other Payable		2,096,958	2,318,142
Accrued Liabilities		1,922,105	1,724,266
Customer Deposit	2(L)	2,416,613	3,258,752
Related Party Payable	5	2,307,429	-
Total Current Liabilities		42,258,711	23,757,761

Long Term Liabilities
Bank Loans	9(B)	-	-

Total Liabilities		$42,258,711	$23,757,761

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

		At	At
		December 31,	December 31,
Stockholders’ Equity	Notes	2009	2008

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at December 31, 2009 and 2008.		$-	$-

Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at December 31, 2009 and 2008.	10	21,137	21,137

Additional Paid in Capital		42,530,331	26,062,337
Statutory Reserve	2(M),11	2,077,488	2,077,488
Retained Earnings		41,329,899	35,275,457
Accumulated Other Comprehensive Income	2(N)	5,265,396	3,489,228

Total Stockholders’ Equity		91,224,251	66,925,647
Total Liabilities & Stockholders’ Equity		$133,482,962	$90,683,408

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

		For the	For the
		year ended	year ended
		December 31,	December 31,
	Note	2009	2008
Sales	2(O),22	$213,545,175	$176,360,013
Cost of Sales	2(P)	183,391,490	149,794,249
Gross Profit		30,153,685	26,565,764

Operating Expenses
Selling Expenses	2(Q)	2,151,988	5,147,366
General & Administrative Expenses	2(R)	2,507,688	2,675,661
Total Operating Expense		4,659,676	7,823,027

Operating Income/(Loss)		25,494,009	18,742,737

Other Income (Expenses)
Other Income		43,568	5,780
Other Expense		(91,943)	(100,183)
Interest Income		198,259	284,774
Interest Expense		(1,031,197)	(953,460)
Release of Escrowed Make Good Shares		(16,467,994)	(10,622,294)
Total Other Income and Expense		(17,349,307)	(11,385,383)

Earnings before Tax		8,144,702	7,357,354

(Income Tax Expense)/Deferred Tax Benefit	2(V),14	(2,090,260)	(520,089)

Net Income		$6,054,442	$6,837,265

Earnings Per Share	2(Y),16
-Basic		$0.35	$0.40
-Diluted		$0.29	$0.32

Weighted Average Shares Outstanding
-Basic		17,272,756	17,272,756
-Diluted		21,136,392	21,182,756

	For the	For the
	year ended	year ended
	December 31,	December 31,	Accumulated
Comprehensive Income	2009	2008	Totals
Net Income	$6,054,442	$6,837,265	$12,891,707
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,776,168	528,277	2,304,445
	$7,830,610	$7,365,542	$15,196,152

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of and for the years ended December 31, 2009 and 2008
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance at January 1, 2008	21,136,392	$21,137	$15,440,043	$751,444	$29,764,236	$2,960,951	$48,937,811
Release of Shares Placed in Escrow	-	-	10,622,294	-	-	-	10,622,294
Net Income	-	-	-	-	6,837,265	-	6,837,265
Appropriations of Retained Earnings	-	-	-	1,326,044	(1,326,044)	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	528,277	528,277
Balance at December 31, 2008	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647

Balance at January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	16,467,994	-	-	-	16,467,994
Net Income	-	-	-	-	6,054,442	-	6,054,442
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,776,168	1,776,168
Balance at December 31, 2009	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2009	2008
Cash Flow from Operating Activities

Cash Received from Customers	$203,979,080	$153,507,080
Cash Paid to Suppliers & Employees	(174,408,890)	(155,266,953)
Interest Received	198,259	284,774
Interest Paid (net of amount capitalized)	(831,509)	(1,763,404)
Income Tax Paid	3,541	-
Miscellaneous Receipts	43,567	5,780
Cash Sourced/(Used) in Operating Activities	28,984,048	(3,232,723)

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	35,675	2,072,909
Payments for Purchases of Equipment & Construction of Plant	(3,702,716)	(5,832,731)
Payments for Purchases of Intangible Assets	(327,647)	-
Cash Sourced/(Used) in Investing Activities	(3,994,688)	(3,759,822)

Cash Flows from Financing Activities

Proceeds from Bank Borrowings	16,437,196	9,264,246
Repayment of Bank Loans	(6,914,421)	(10,700,664)
Cash Sourced/(Used) in Financing Activities	9,522,775	(1,436,418)

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	34,512,135	(8,428,963)

Effect of Currency Translation	1,776,168	92,910

Cash & Cash Equivalents at Beginning of Year	5,695,798	14,031,851

Cash & Cash Equivalents at End of Year	$41,984,101	$5,695,798

Non-Cash Financing Activity:
Release of shares held in escrow account	$16,467,994	$10,622,294

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided/(Used) in Operating Activities
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2009	2008
Net Income	$6,054,442	$6,837,265

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Non Cash Expense Recorded for the Release of Escrowed Shares	16,467,994	10,622,294
Amortization	582,523	331,468
Depreciation	2,338,691	2,540,797
Provision for Bad Debt	214,294	103,773
Decrease/(Increase) in Accounts Receivable	(21,429,416)	(18,142,404)
Decrease/(Increase) in Other Receivable	1,571,387	(1,093,473)
Decrease/(Increase) in Related Party Receivable	10,919,777	(6,955,420)
Decrease/(Increase) in Inventory	2,367,120	(3,135,093)
Decrease/(Increase) in Advance to Suppliers	608,898	(1,186,054)
Decrease/(Increase) in Prepaid Taxes	102,845	(149,096)
Decrease/(Increase) in Prepaid Expenses	32,631	(16,333)
Decrease/(Increase) in Deferred Tax Benefit	174,686	(29,764)
Increase/(Decrease) in Notes Payable	7,312,935	-
Increase/(Decrease) in Accounts Payable	(4,422,583)	3,915,934
Increase/(Decrease) in Taxes Payable	4,645,877	664,777
Increase/(Decrease) in Other Payable	(221,184)	846,762
Increase/(Decrease) in Related Party Payable	2,307,429	-
Increase/(Decrease) in Accrued Liabilities	197,839	(1,622,747)
Increase/(Decrease) in Customer Advances	(842,137)	3,234,591

Total of all adjustments	22,929,606	(10,069,988)

Net Cash Provided by/(Used in) Operating Activities	$28,984,048	$(3,232,723)

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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
As of and for the years ended December 31, 2009 and 2008

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.   As of December 31, 2009, the detailed identities of the consolidating subsidiaries are as follows: -

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
As of and for the years ended December 31, 2009 and 2008

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
As of and for the years ended December 31, 2009 and 2008

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

(L)	Customer Deposit

Customer deposit represents money the Company has received in advance for purchases of pork and pork products.  The Company considers customer deposits as a liability until products have been shipped and revenue is earned.

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
As of and for the years ended December 31, 2009 and 2008

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

Costs related to advertising and promotion expenditures are expensed as incurred during the year.  Advertising costs are charged to selling expense. Starting March 2008, the Company outsources some of the marketing to its independent sales agents. For the purpose of motivating independent sales agents to promote more products, the Company extends 45 to 60 days favorable credit terms and gives bigger discount to them. The Company recognizes the sales revenue directly based on the dollar amount sold to independent sales agents.

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
As of and for the years ended December 31, 2009 and 2008

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

•
Since Energroup Holdings Corporation is primarily a holding company without any business activities in the United States, the Company shall not be subject to United States income tax for the year ended December 31, 2009.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Exchange Rates	12/31/2009	12/31/2008
Period end RMB : US$ exchange rate	6.8372	6.8542
Average period RMB : US$ exchange rate	6.8409	6.9623

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

In June 2009, FASB issued FASB Statement No. 166, Accounting for Transfers for Financial Assets (FASB ASC 860 Transfers and Servicing) and FASB Statement No. 167 (FASB ASC 810 Consolidation), a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).

Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (FASB ASC 860 Transfers and Servicing), and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. Statement No. 166 (FASB ASC 860 Transfers and Servicing) must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date.  The Company is still evaluating the impact of the above pronouncement.

Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. Statement No. 167 (FASB ASC 810 Consolidation) shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited. The Company is still evaluating the impact of the above pronouncement.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ ( FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162  the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	Restricted Cash

The restricted cash reflects funds received from the financing transaction described in Note 19 that is held in an escrow with US Bank in the United States. These funds are restricted until the Company has fulfilled the following criteria: (1) the hiring of a Chief Financial Officer that meets the approval of the investors, at such point the Company will release $1.5 million from restriction, the Company must satisfy this requirement within 90 days of the closing of the financing transaction, (2) the Company appoints a Board of Directors that has majority of independent members, at such point $2.0 million will be released from restriction, and (3) appoint a successor auditor, at which point $500,000 will be released from restriction.  There is $250,000 in the escrow account that has already been earmarked for investor relations purposes.

At December 31, 2009, the Company has yet to fulfill requirement (3).  The Company has requested bids for consideration from auditing firms that were on an approved list submitted by, Pinnacle Fund, whom was the lead investor in the Company’s financing transaction in December 2007, detailed in Note 19 – Financing Transaction.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	At	At
	December 31,	December 31,
	2009	2008
Accounts Receivable – Trade	$40,278,976	$18,849,560
Less: Allowance for Doubtful Accounts	(402,789)	(188,495)
Net Accounts Receivable	$39,876,187	$18,661,065

	At	At
	December 31,	December 31,
Allowance for Bad Debts	2009	2008
Beginning Balance	$(188,495)	$(84,723)
Allowance Provided	(214,294)	$(103,772)
Charged Against Allowance	-	-
Ending Balance	$(402,789)	$(188,495)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  As of December 31, 2009, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis at December 31: -

	At	At
	December 31,	December 31,
	2009	2008
1-30 Days	$17,757,223	$10,478,579
30-60 Days	12,643,466	1,627,515
61-90 Days	5,004,370	168,045
91-120 Days	4,833,711	6,575,420
121-365 Days	40,206	-
Over 365 Days	-	-
Total	$40,278,976	$18,849,560

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

5.	Related Party Receivable and Payable

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39, setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net payable balance of $2,307,429 at December 31, 2009 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Co., Ltd.	$235,278	Food Co. sold cooked food to Huayu dating back to 1/2007.

		Subtotal of Related Party Sales		235,278

B	Food	Loan Receivable from	Dalian Fodder Co., Ltd.	15,346	Food Co. advanced prepayment to Fodder Co. for purchase of raw materials dating back to 7/2009

C	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	21,959,383	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008

D	Food	Loan Receivable from	Dalian Chuming Group Co., Ltd.	785,296	Food Co. paid bank loan principal and interest on behalf of Group dating back to 9/2009

E	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	28,579,916	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009

F	Meat	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	188,553	Meat Co. paid raw materials and utility fees for Fodder Co. dating back to 7/2008.

G	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,698,825	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.

H	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	20,316,353	Meat Co. paid bank loan principal and interest on behalf of Group dating back to 10/2009

I	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,715,858	Sales Co. help Huayu purchase materials dating back to 9/2008.

J	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	4,910,256	Sales Co. purchased hogs and paid general and administrative expenses on behalf of Group dating back to 7/2008.

K	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	15,924,446	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008

L	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,594,080	Sales Co. purchased materials for Industrial Co. dating back to 7/2009

M	Sales	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	2,007,855	Sales Co. purchased feeding materials for Fodder Co. dating back to 5/2009

		Subtotal loans to related parties		105,696,167

		Gross related party receivables		$105,931,445

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Ref.	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
N	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	$7,763,151	Meat Co. purchased of hogs from Stockbreeding Combo Development Co. dating back to 7/2009

O	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	69,975,745	Purchase of hogs from Group dating back to 7/2008.

		Subtotal of Purchases from Related Parties		77,738,896

P	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	583	Food borrowed from Group to purchase materials dating back to 4/2009.

Q	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,047,622	Stockbreeding Combo Development Co. bought raw materials for Food Co. dating back to 4/2009

R	Food	Loan Payable to	Dalian Mingxing Livestock Product Co., Ltd.	52,022	Food Co. borrowed funds from Mingxing for operations purpose dating back to 12/2008

S	Food	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,909,148	Food Company collected customer deposits on behalf of Huayu Co. dating back to 7/2009

T	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	7,312,935	Group loaned to Meat Co. dating back to 4/2009

U	Meat	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,950,503	Huayu Co. loaned to Meat Co. dating back to 7/2009

V	Meat	Loan Payable to	Dalian Mingxing Livestock Product Co., Ltd.	610,618	Mingxing Co. paid the operation expense on behalf of Meat Co., dating back to 7/2009

W	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	842,176	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008

X	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	3,259,502	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009

Y	WFOE	Loan Payable to	Dalian Chuming Group Co.	10,514,870	Group loaned funds to WFOE (includes funds transferred from Meat for US RTO.)

		Subtotal of Loans from Related Parties		30,499,978

		Gross Related Party Payable		108,238,874

		Setoff Related Party Payable (Payables have been set-off against receivables)		$2,307,429

A.	The Food Company sold USD 235 thousand (RMB 1.6 million) cooked food to Mingxing Company on credit.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

B.	Food Company prepaid USD 15 thousand (RMB 104 thousand) to Fodder Company in third quarter of 2009 for the purchase of raw materials.

C.	Food Company paid USD 21.96 million (RMB 150 million) bank loan principal and interest on behalf of Industrial Development Company.

D.	Food Company paid USD 785 thousand (RMB 5.4 million) bank loan principal and interest on behalf of Chuming Group.

E.	Meat Co. paid USD 28.6 million (RMB 195.4 million) bank loan principal and interest on behalf Industrial Development Company.

F.	Meat Co. paid USD 189 thousand (RMB 1.3 million) raw materials and utility fees for Fodder Company.

G.	The prepayment of USD 2.7 million (RMB 18.4 million) from Meat Company to the Stockbreeding Combo Development Company was for the purchase of hogs.

H.	Meat Company paid USD 20.3 million (RMB 138.9 million) bank loan principal and interest on behalf of Group.

I.	Sales Company bought USD 2.7 million (RMB 18.6 million) raw materials for Huayu Seafood Company.

J.	The balance of USD 4.9 million (RMB 33.6 million) receivable from Chuming Group to Sales Company was for the payments of hogs and operation expense.

K.	Sales Company help the Combo Development Company to pay USD 15.9 million (RMB 109 million) to local farmers for the purchase of hogs.

L.	Sales Company purchased USD 5.6 million (RMB 38 million) materials for Industrial Development Company.

M.	The receivable of USD 2 million (RMB 13.7 million) due from Fodder Company to Sales Company is primary for the purchase of feeding materials.

N.	The balance of USD 7.8 million (RMB 53 million) payment owed by the Meat Company to Chuming Stockbreeding Combo Development Company was for the purchase of hogs.

O.	The Group sold hogs to Meat Co. for 70 million (RMB 478 million).

P.	Chuming Group purchased USD 583 (RMB 4 thousand) materials for Food Company

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Q.	Stockbreeding Combo Development Company purchased USD 2 million (RMB 14 million) for Food Company.

R.	Mingxing Livestock Company paid USD 52 thousand (RMB 356 thousand) daily operation expenses on behalf of Food Company.

S.	Food Company collected USD 2.9 million (RMB 19.9 million) customer deposits on behalf of Huayu Seafood Company.

T.	Meat Company borrowed USD 7.3 million (RMB 50 million) operation funds from Chuming Group.

U.	Meat Company borrowed USD 2.9 million (RMB 20 million) operation funds from Huayu Seafood Company.

V.	Mingxing Livestock Company paid USD 611 thousand (RMB 4.1 million) general and administrative expenses for Meat Company.

W.	Sales Company collected USD 842 thousand (RMB 5.8 million) bank loans on behalf of Mingxing Livestock Company.

X.	Fodder Company bought USD 3.3 million (RMB 22.3 million) materials on behalf of Sales Company.

Y.	The outstanding payable balance of USD 10.5 million (RMB 70 million) due to the Group has been transferred to the books of Chuming.

The related party payable balance detailed above, and the related transactions that comprise that balance were integral and material to the Company’s operations.  The Company was reliant on transactions with the above related parties in order to conduct its business normally.  The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period. The Company’s accounting system in the past was manual and accordingly is not able to, from a cost benefit perspective, summarize and provide further detail on the related party transactions. Also, the Company’s current accounting department does not have sufficient staff in order to perform and exercise to further detail the related party payables and receivables beyond what has been provided above; however the Company is taking steps to update its accounting systems and methods to provide fuller detail regarding these transactions for future periods. The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company’s related party receivables and payables in the period presented were in the form of either short-term loans bearing no interest, or trade payables and receivables relating to the purchase of raw materials, supplies or products for which payment was due within a short period of time.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

6.	Inventory

	At	At
	December 31,	December 31,
	2009	2008
Raw Materials	$1,479,197	$867,549
Work in Progress	95,051	241,738
Finished Goods	2,109,741	4,941,822
	$3,683,989	$6,051,109

7.	Property, Plant & Equipment

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Buildings	$21,661,732	$(4,341,813)	$17,319,919
Manufacturing Equipment	9,983,958	(4,227,442)	5,756,516
Office Equipment	473,623	(397,488)	76,135
Vehicles	926,735	(664,628)	262,107
Furniture & Fixture	525,323	(212,516)	312,807
	$33,571,371	$(9,843,887)	$23,727,484

At		Accumulated
December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,317)	386,704
	$33,299,346	$(7,505,196)	$25,794,151

8.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	At	At
	December 31,	December 31,
	2009	2008
Land Use Rights, at Cost	$14,735,150	$14,407,503
Less: Accumulated Amortization	(1,559,591)	(977,068)
	$13,175,559	$13,430,435

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

9.	Bank Loans

(A)	Short Term Bank Loans

At December 31 2009 and 2008, the Company had the following short-term loans outstanding:

			At
	Interest		December 31,
Bank	Rate	Due Date	2009
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	4,387,761
Bank of East Asia - Dalian Branch	5.841%	10/22/2010	2,193,881
			$15,942,197

			At
	Interest		December 31,
Bank	Rate	Due Date	2008
Bank of China - Liaoning Branch	6.1586%	10/26/2009	$4,376,878
Bank of China - Liaoning Branch	7.3260%	10/17/2009	2,042,543
			$6,419,422

The loans provided by the Bank of China are secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000).  Also, the Agricultural Bank and Shanghai Pudong Development Bank loans have been guaranteed by the Dalian Chuming Group Co., Ltd. Both the CEO Mr. Shi huashan and Dalian Chuming Group Co., Ltd. have guaranteed the loan from Bank of East Asia.

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

At December 31, 2007, the Company repaid its debt, in its entirety to Dalian Chuming Group Co. Ltd by setting off receivables owed by the Group to the Company.  The Company repaid the loan in order to meet the requirements of the equity financing transaction detailed in Note 19.  The balances are now owed by Dalian Chuming Group Co. Ltd to the Banks, and liability for paying the bonding insurance annually lies with the Group.  The pledged collateral of land use rights and buildings made to the Bond Issuer still underlie the loan currently owed by the Group, and as such, the Company’s assets, namely the buildings and land use rights are at risk if the Group were to default on this loan.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

10.	Notes Payable

Notes payable consisted of the followings as of December 31, 2009.

Notes to	Due Date	Amount
Shanghai Pudong Development Bank - Liaoning Branch	5/18/2010	$7,312,935
		$7,312,935

11.	Capitalization

As a result of a reverse-merger on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$29,486,367	69.50%
PRE-RTO Shell Shareholders	422,756	423	-	2.00%
Advisors & Consultants	2,161,052	2,161	-	10.22%
Private Investors	3,863,636	3,864	13,043,964	18.28%
	21,136,392	$21,137	$42,530,331	100.00%

12.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	At	At
	December 31,	December 31,
	2009	2008
PRC Registered Capital	15,566,849	15,566,849

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings
appropriated to
Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment
Outstanding	$5,705,936	$5,705,936

13.	Advertising Costs

Advertising expenses were $638,904 and $2,629,853 for the years ended December 31, 2009 and 2008, respectively.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

14.	Income Taxes

The Company’s different operating subsidiaries are subject to different income tax regulations under PRC law.

The operating subsidiary, Meat, has been given special tax-free status by the PRC government because of the Company standing as leader in its industry in Dalian; therefore, no provision for income tax in the PRC was made for years 2009 and 2008.

The Company’s operating subsidiary, Food, has provided provisions for income taxes in years 2009 and 2008, of $1,914,069 and $508,844, respectively.

The Company’s operating subsidiary, Sales, has not provided provisions for income taxes in years 2009 and 2008 as it has incurred operating losses for those respective years.  The Company has determined that deferred tax assets arising from net operating losses in prior years may not realized, accordingly, the company has recognized a tax expense to the income statement in the amount of $176,191 and $11,246 respectively.

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

15.	Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at December 31, 2009 except for the commitment to have the construction in progress finished.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At December 31, 2009, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010	800,000	$205.84	164,674,737

The Company believes that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

16.	Operating Segments

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

Below is a presentation of the Company’s results of operations and financial position for its operating subsidiaries at December 31, 2009 and 2008, and for the years then ended.  The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations				WFOE,
For the year ended	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Sales	$199,433,432	$33,238,046	$30,122,999	$(49,249,302)	$213,545,175
Cost of Sales	176,364,424	24,571,961	31,704,407	(49,249,302)	183,391,490
Gross Profit	23,069,008	8,666,085	(1,581,408)	-	30,153,685

Operating (Loss)/Profit	21,642,004	7,802,315	(3,645,402)	(304,908)	25,494,009

Other Income (Expense)	(706,939)	(146,038)	(30,474)	(16,465,856)	(17,349,307)

Earnings before Tax	20,935,065	7,656,277	(3,675,876)	(16,770,764)	8,144,702

(Income Tax Expense)	-	(1,914,069)	(176,191)	-	(2,090,260)

Extraordinary Expense	-	-	-	-	-

Net Income	$20,935,065	$5,742,208	$(3,852,067)	$(16,770,764)	$6,054,442

Eliminated Intercompany Sales of Products Sold during
Year ended December 31, 2009
Sold From:	Sold To:	Amount
Food Company	Sales Company	$7,859,308
Meat Company	Sales Company	22,164,630
Meat Company	Food Company	19,225,364
		$49,249,302

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Results of Operations				WFOE,
For the year ended	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Sales	$165,540,800	$20,275,953	$82,629,122	$(92,085,862)	$176,360,013
Cost of Sales	143,467,927	17,018,115	81,394,069	(92,085,862)	149,794,249
Gross Profit	22,072,873	3,257,838	1,235,053	-	26,565,764

Operating (Loss)/Profit	19,835,123	2,038,279	(2,475,995)	(654,670)	18,742,737

Other Income (Expense)	(684,408)	(95,144)	(6,952)	(10,598,879)	(11,385,383)

Earnings before Tax	19,150,715	1,943,135	(2,482,947)	(11,253,549)	7,357,354

(Income Tax Expense)	-	(508,843)	(11,246)	-	(520,089)

Extraordinary Expense	-	-	-	-	-

Net Income	19,150,715	1,434,292	(2,494,193)	(11,253,549)	6,837,265

Eliminated Intercompany Sales of Products Sold during
Year ended December 31, 2008
Sold From:	Sold To:	Amount
Food Company	Sales Company	$15,614,380
Meat Company	Sales Company	66,171,117
Meat Company	Food Company	10,300,365
		$92,085,862

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$175,070,968	$54,889,689	$32,573,276	$(172,646,851)	$89,887,082
Non Current Assets	24,795,021	18,567,360	232,971	528	43,595,880
Total Assets	199,865,989	73,457,049	32,806,247	(172,646,323)	133,482,962

Current Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Total Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Net Assets	76,128,001	11,660,605	(7,459,268)	10,894,913	91,224,251

Total Liabilities & Net Assets	$199,865,989	$73,457,049	$32,806,247	$(172,646,323)	$133,482,962

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	74,713,236	21,126,826	41,826,291	(89,504,485)	48,161,869
Non Current Assets	22,624,643	19,570,329	325,480	1,088	42,521,539
Total Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,397)	$90,683,408

Current Liabilities	42,293,135	34,796,536	45,747,947	(99,079,857)	23,757,761

Total Liabilities	42,293,135	34,796,536	45,747,947	(99,079,857)	23,757,761

Net Assets	55,044,744	5,900,619	(3,596,176)	9,576,460	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,397)	$90,683,408

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

17.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2009	2008

Net Income (A)	$6,054,442	$6,837,265

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756
Dilutive Shares:
-Addition to Common Stock from Exercise of Placement Warrants	-	46,364
-Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 19)	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,182,756

Earnings Per Share:
-Basic (A)/(B)	$0.35	$0.40
-Diluted (A)/(C)	$0.29	$0.32

Weighted Average Shares Outstanding:
-Basic	17,272,756	17,272,756
-Diluted	21,136,392	21,182,756

18.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

The Company is subject to concentration of supply shortage risk because it purchases its materials for resale from a few select vendors. The Company’s availability of supply is correlated with the few select vendors’ ability to meet the market demand.  In 2007, the entire industry in the PRC faced a shortage in the supply of hogs.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

19.	Financing Transaction

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

Concurrently with the Exchange Agreement, Energroup also entered into a Securities Purchase Agreement (the “Purchase Agreement”) pursuant to which Energroup agreed to issue and sell 3,863,636 shares of its common stock to ten accredited investors for an aggregate purchase price of $17,000,000 or $4.40 per share (the “Financing”). The closing of the Financing coincided with the Closing of the reverse take-over transaction.

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

At December 31, 2009, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
		21,136,392

iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,756

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

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

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him. These shares are to be released back to him if the Company meets the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  In the event that the Company does not meet the aforementioned financial targets, the escrowed shares will be released, on a pro-rata basis, to the investors in the financing transaction.  In accordance with SFAS 128, Earnings per Share, for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they are not included in the weighted average basic shares outstanding but are included in the weighted average diluted shares outstanding.  Please refer to Note 17.

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

For the year ended December 31, 2009, the Company recorded an expense for the expected release of shares deposited in the escrow account.  The Company expects that 1,931,818 shares will be released.  The amount of expense recorded was $16,467,994.  The impact on earnings per share, on a basic and diluted basis, was $0.96 and $0.78, respectively.

20.	Change of Chief Financial Officer

The Company filed an 8-K on December 29, 2008 in connection with the change of Chief Financial Officer where Mr. Zhang Yizhao resigned his position and Ms. Wang Shu was appointed to this position that she had previously held until September 28, 2008. Mr. Zhang Yizhao total remuneration during his tenure at the Company was approximately $71,000 (RMB 500,000). At the point that the Company appointed Mr. Zhang Yizhao to the Chief Financial officer’s position, it believes that had fulfilled the criteria set forth in Note 3 Restricted Cash in order for the escrow account to release $2,000,000 to the Company.  At December 31, 2009, the $2,000,000 had not been released.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

21.	Subsequent Event

On December 30, 2009, the Company entered into a settlement agreement with certain investors in its 2007 private placement of common stock, refer to Note 19. Pursuant to the terms of settlement agreement, the Company has agreed with the investors to appoint a new Chief Financial Officer, appoint independent directors to serve on the Company’s board of directors, and have Registration Statement effective by March 31, 2010 (these requirements are referred to as the “Public Company Requirements”), except that the Company has the right to extend the deadline to have the Registration Statement declared effective until May 15, 2010, if the reviewed financial statements at September 30, 2009 included in the Registration Statement are no longer current and the audited financial statements as of and for the year ended December 31, 2009 must be included in the Registration Statement.

The settlement agreement has characterized with respect to the release of the funds currently held in escrow as follows:-

1)	Upon execution of this settlement agreement, the investors shall order the escrow agent to deliver the 2008 Make Good Escrow Shares to the pledgor (i.e. founder of the Company).

2)
If the Company complies with all of the Public Company Requirements by March 31, 2010, all of the funds currently held in the escrow account will be released to the Company, and the liquidated damages in the amount of $1.7 million for not having the Registration Statement timely declared effective will be waived.

3)
If the requirement to have the S-1 declared effective is the only Public Company Requirement not met by March 31, 2010, the investors will have the funds in escrow, less the 1.7 million in liquidated damages, released to the Company, and the $1.7 million shall remain in escrow and will be released to the Company if the Company meets the May 15, 2010 extension deadline. If the Company misses the extension deadline, then the $1.7 million will be distributed pro rata among the investors.

4)
If the Company fails to satisfy any of the Public Company requirements by March 31, 2010, other than having the Registration Statement declared effective if the extension to May 15, 2010 applies, then the investors will have the funds in escrow, less the $1.7 million in liquidated damages released to them, on a pro rata basis, and the $1.7 million remaining shall remain in escrow and will be released to the Company if the Company meets the May 15, 2010 deadline. If the Company misses the extension deadline, then the $1.7 million will be distributed pro rata among the investors.

5)	If the Company fails to comply with any two of the Public Company requirements, all of the funds in escrow will be released to the investors on a pro rata basis.

6)
If the Company satisfies all of the Public Company Requirements and achieves the 2009 guaranteed after tax net income reported in 2009 Annual Report, equal to or greater than $20,900,000 as set forth in the Make Good Escrow Agreement, the investors’ right to countersign an escrow release notice with respect to the release of the 2009 Make Good Escrow Shares shall be automatically waived. The Company shall have the right, within five calendar days from the date the Company files Form 10-K for the fiscal year 2009, to order the escrow agent to deliver the 2009 Make Good Escrow Shares to the founder of the Company. If the Company does not meet any one of the Public Company Requirements and the 2009 guaranteed after tax net income target, the Company’s right to countersign an escrow release notice with respect to the release of the 2009 Make Good Escrow Shares shall be automatically waived and the investors shall have the right to order escrow agent to deliver the 2009 Make Good Escrow shares to the investors within five days of the delivery of such notice.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

22.	Sales

On June 15, 2009, the Company assigned long-term supply agreement with the PRC government to distribute 30,000,000kg fresh meat annually to Chinese National Pork Reserve Base through its operating subsidiary Meat Company.

In order to avoid the risk of pork supply shortage and better influent the pork market, PRC government implemented a plan to establish 11 nationwide Pork Reserve Base in eleven different cities. Per every four months, each Reserve Base will restore 10,000,000 kg fresh meat, which counts approximately 150,000 hogs. One Base was chose in Dalian City. Meat Company has been chosen to be fresh pork supplier in Dalian City. The Company’s 2009 annual sale $213,545,175 consists of $5,669,348 (RMB 36,742,481) representing 2.66% trading of fresh pork to Chinese Pork Reserve Base.

Dalian City government has granted $141,867 and $1,422,830 respectively in 2009 and 2008 to Meat Company for the subsidy of being a leadership model in the industry.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

As of December 31, 2009, the Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely as a result of the material weakenesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

As of December 31, 2009, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the fiscal year ending December 31, 2010.

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

At December 31, 2009, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of December 31, 2009, the Company had not yet passed a formal resolution, however, Board has instructed Ms. Ma Feng Qin, a Board Member, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  The Company notes that, as a result of turnover in Board Members and Senior Financial Officers, the expertise in US financial reporting standards and related internal controls that was expected to be contributed to the Company by those individuals at the time of their election and hiring, has never been evaluated, or put to use; nevertheless, remaining board member and senior officers of the Company have pressed forward to take on the responsibility onto themselves.  The Company is in the process of identifying and hiring more professionals with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of December 31, 2009, the Company continues to seek actively candidates for a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  The Company’s previous attempts to fill this role have not resulted in long term fit for the Company and its needs.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of December 31, 2009 the Company has created an internal audit department.  The effectiveness of this new department is currently under evaluation, and has yet to be determined.

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our board of director consisted of the following individuals as of the date hereof:

Name	Age	Position	Effective Date of Appointment
Shi Huashan	50	President, Chief Executive Officer and Chairman	December 31, 2007
Wang Shu	34	Chief Financial Officer (1)	December 31, 2007
Ma Fengqing	47	Vice President and Director	January 28, 2008
Wang Shuying	58	Director	January 28, 2008
Wenbing Christopher Wang	38	Director	March 23, 2010
Joseph Levinson	33	Director	March 23, 2010

(1) Ms. Wang Shu resigned as a director on March 23, 2010.

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

Ms. Wang Shu, age 34, is a graduate of Liaoning University, with a major in accounting, Ms. Wang Shu has more than 11 years of experience in finance. From 1996 to 2001, she worked at Dalian Huaqiao House Development Company as its chief accountant. In 2001, she joined Dalian Chuming Group Co., Ltd., and in her present role serves as Chuming’s as Chief Financial Officer, and as a member of the Board of Directors. Ms. Wang was first appointed as Chief Financial Offiicer on December 31, 2007. She later relinquished this position on September 18, 2008 and was appointed again to serve as Chief Financial Officer on December 29, 2008.

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

Joseph Levinson, age 33, has been a United States Certified Public Accountant for more than 14 years. He speaks, reads and writes Chinese fluently and has vast experience in China working with Chinese companies.  He was previously a Manager in the banking practice of the New York office of Deloitte and Touche and was involved in numerous transactions involving complex financial structures. He also previously worked at KPMG in New York and Hong Kong.  In the 1990s, Mr. Levinson served as an executive of Hong Kong Stock Exchange-listed China Strategic Holdings, where his major responsibilities included its subsidiary China Tire, one of the first Mainland Chinese companies to list on the NYSE.  Mr. Levinson graduated summa cum laude from the University at Buffalo in 1994 with a double major in accounting and finance.

Wenbing Christopher Wang, age 38, has served as President of Fushi Copperweld, Inc., (Nasdaq:FSIN) since January 21, 2008. He also served as Chief Financial Officer of Fushi from December 2005 to August 2009 and has as interim Chief Financial Officer since February 28, 2010. Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of the University of Rochester. Mr. Wang also currently serves as a director of General Steel Holdings (NYSE: GSI), China Integrated Energy, Inc. (Nasdaq: CBEH) and Orient Paper, Inc. (NYSE Amex: ONP).

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

Director Independence

Our common stock is quoted on the Over-the-Counter Bulletin Board and, therefore, we are not required to maintain a board consisting of majority independent directors and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.  Our board of directors reviewed the independence of the directors using the criteria established by the American Stock Exchange.  As of December 31, 2009, the board of directors determined that only one of the directors was independent based on such criteria.  On March 23, 2010, we appointed Wenbing Christopher Wang and Joseph Levinson as our independent directors.  On the same day, Ms. Shu Wang resigned from the Board.

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

Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and certain of our officers, as well as persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports with the Securities and Exchange Commission. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

Code of Ethics

As of December 31, 2009, the Company has adopted a formal code of ethics. The Company has developed a formal code of ethics that will apply to all of its employees (including its executive officers). The Company intends to distribute this Code of Ethics to its employees, and to hold discussions with the employees as to how it applies.

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

Director Compensation

For the fiscal year of 2009, we paid our independent director, Ms. Wang Shuying, a flat fee of $1,000 per month as compensation for their services on the Board.  On December 9, 2008, Messrs. Dillon, Gounaris and Boyle resigned form the Board of Directors.

Executive Compensation

The following executive compensation disclosure reflects all compensation for fiscal year 2009 received by our principal executive officer, principal financial officer, and three most highly compensated executive officers whose salary exceeded US$100,000. We refer to these individuals in this report as “named executive officers.”

 Summary Compensation

The following table reflects all compensation awarded to, earned by or paid to our directors and named executive officers for our fiscal years ended December 31, 2009 and 2008:

Summary Compensation

		Annual Compensation (2)
Name and Principal Position	Fiscal Year	Salary (1) ($)	All Other Compensation (3) ($)	Total ($)
Shi Huashan	2009	$200,000	-	200,000
Chief Executive Officer, President	2008	$100,000	-	100,000
Wang Shu	2009	$100,000	-	100,000
Chief Financial Officer	2008	$40,000	-	40,000
Wang Shuying	2009	$12,000	-	12,000
Director	2008	$12,000	-	12,000
Chen Fuyan	2009	$-		-
Chief Operating Officer	2008	$12,000	-	12,000
Ma Fengqin	2009	$-		-
Director	2008	$12,000	-	12,000
Wenbing Christopher Wang (4)	2009	$-	-	-
	2008	$-	-	-
Joseph Levinson (5)	2009	$-	-	-
	2008	$-	-	-

(1)	Expressed in U.S. Dollars based on the interbank exchange rate of 6.85420 RMB for each 1.00 U.S. Dollar for the year ended December 31, 2009.

(2)
In 2008, compensation paid to our officers and directors included no bonuses, stock or option awards, non-equity incentive plan awards, or non-qualified deferred compensation, and accordingly, these columns have been omitted from this table.

(3)	In 2008, all other compensation includes transportation subsidy, telecommunication subsidy, and other fringe benefits.

(4)	Mr. Wang was appointed a director on March 23, 2010.

(5)	Mr. Levinson was appointed a director on March 23, 2010.

None of our executive officers received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Grants of Plan-Based Awards

We did not make any grants of plan-based awards to our directors or named executive officers during our fiscal year-ended December 31, 2009.

Outstanding Equity Awards

There are no unexercised options, stock that has not vested, or equity incentive plan awards for any of our directors or named executive officers outstanding as of December 31, 2009.

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

Ms. Wang assumed the duties of Chief Financial Officer effective December 23, 2008. The terms of Wang Shu's employment as Chief Financial Officer of the Company are set forth in her original employment agreement dated December 31, 2007.

The following is a summary of the compensation to be paid under these employment agreements in the upcoming fiscal year ended December 31, 2010 to our named executive officers:

Summary of Compensation To Be Paid Under Employment Agreements for
Fiscal Year Ended December 31, 2010

	Annual Compensation
Name and Principal Position	Salary	Bonus (1)	Other annual Compensation
Shi Huashan President, Chief Executive Officer	$200,000	—	—

Wang Shu Chief Financial Officer	$120,000	—	—

Chen Fuyuan Chief Operating Officer	-	—	—

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Dalian Precious Sheen Investments Consulting Co., Ltd., No. 9, Xin Yi Street, Ganjingzi District, Dalian City, Liaoning Province, PRC 116039. The percentage of class beneficially owned set forth below is based on 21,136,392 shares of our common stock outstanding on December 31, 2009.

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of shares beneficially owned		Percentage of class beneficially owned
Shi Huashan	14,688,948	(1)	69.5%
Wang Shu	0		0%
Chen Fuyuan	0		0%
Ma Fengqin	0		0%
Wang Shuying	0		0%
Wenbing Christopher Wang	0		0%
Joseph Levinson	0		0%
All directors and executive officers as a group (5 persons)	14,688,948		69.5%

5% Shareholders:
Shine Gold Holdings Limited	10,690,668	(1)	50.6%
Shiny Snow Holdings Limited	1,948,890	(1)	9.2%
Smart Beat Limited	2,049,390	(1)	9.7%
Barry Kitt	2,045,455	(2)	9.7%

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

Equity Compensation Plan Information

We have not adopted any equity compensation plan as of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Management believes that these transactions are material to our operations and results.  For further details concerning the nature of these transactions, refer to footnote 5 in the Notes to Consolidated Financial Statements as at and for the years ended December 31, 2009 and 2008.   Paragraph 2(c) of the Statement of Financial Accounting Standards No. 57 (SFAS 57) requires us to disclose in our financial statements the dollar amounts of each of the periods presented, as well as the effect of any change in the method of establishing the terms from that used in the preceding period, for our related-party transactions.  Due to certain limitations in our historical records heading up to the end of fiscal 2007, the present capacity of our accounting staff, and the fact that our historical records relating to these related party transactions are manually-based, we have presented these related party transactions according to their general category and current balance, and each such balance may represent a series of prior transactions culminating in such balance.  The Company and management acknowledge our responsibility to comply with the requirements of SFAS 57, and fully intend to take all necessary steps to update our accounting systems and procedures in order to achieve such compliance on an ongoing basis.  Specifically, we intend to update our systems and methods of tracking related party transactions, by adding appropriate accounting staff to enhance our capabilities, and put in place procedures to track and record all relevant aspects of our related party transactions as necessary to comply with the requirements of SFAS 57 and the SEC disclosure rules.

The Company believes that its related-party transactions with the Group, as a whole, have a significant bearing on our financial results.  As of December 31, 2009, approximately 45% of our supply of live hogs was acquired from the Group.  Accordingly, our cost of sales is significantly correlated with our hog purchasing arrangement with the Group.  The hogs that were purchased from the Group comprised . 41%, 49% and 52% of our total cost of sales for the years 2009, 2008 and 2007, respectively.  The remainder of our supply of hogs was purchased by us directly from breeders, whom we provide training and technical advice to help ensure quality.

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

At December 31, 2009, the Company had the following short term loans outstanding:

Bank	Interest Rate	Due Date	Amount
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	4,387,761
Bank of East Asia - Dalian Branch	5.841%	10/22/2010	2,193,881
			$15,942,197

The loans provided by the Bank of China are secured by the Meat Company’s land use rights, which have been appraised at a fair market value of $5,605,611 (RMB 41,000,000).  Also, the Agricultural Bank and Shanghai Pudong Development Bank loans have been guaranteed by the Dalian Chuming Group Co., Ltd. Both the CEO Mr. Shi huashan and Dalian Chuming Group Co., Ltd. have guaranteed the loan from Bank of East Asia.

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

The following table sets forth fees billed to us by our current auditors, Samuel H. Wong & Co., LLP, during the fiscal years ended December 31, 2009 and December 31, 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2009	December 31, 2008
(i) Audit Fees	$145,000	$152,816
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-
Total fees	$145,000	$152,816

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

(1) Financial Statements

The following consolidated financial statements of Energroup Holdings Corporation are included in Part II, Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement by and among the Company, PSI and PSI Shareholders dated December 2007 (1)

2.2	Articles and Plan of Merger (change in domicile from Utah to Nevada) (2)

3.1	Articles of Incorporation of Energroup Holdings Corporation (4)

3.2	Bylaws of Energroup Holdings Corporation (4)

3.3	Articles of Amendment to Articles of Incorporation of Energroup Holdings Corporation (4)

3.4	Articles of Amendment to Articles of Incorporation of Energroup Technologies, Inc. (Reverse Split) (2)

3.5	Articles of Incorporation of Energroup Holdings Corporation (2)

3.6	Certificate of Amendment to Articles of Incorporation of Energroup Holdings Corporation (Reverse Split) (3)

4.1	Registration Rights Agreement dated December 2007 among Energroup and the investors signatory thereto (1)

4.2	Form of Common Stock Purchase Warrant issued to Placement Agent (December 2007) (1)

10.1	Lockup Agreement dated December 2007 among Energroup and the Shareholders signatory thereto (1)

10.2	Executive Employment Agreement dated December 2007 between Energroup and Mr. Shi Huashan (1)

10.3	Executive Employment Agreement dated December 2007 between Energroup and Ms. Wang Shu (1)

10.4	Executive Employment Agreement dated December 2007 between Energroup and Mr. Chen Fuyuan (1)

10.5	Executive Employment Agreement dated September 2008 between Energroup and Mr. Yizhao Zhang (5)

10.6	Long-Term Hog Procurement Agreement dated December 17,2007 between Dalian Chuming Group Co., Ltd. and Dalian Chuming Slaughter and Packaging Pork Company, Ltd. (1)

10.7	Trademark License Contract (Chuming) dated December 2007 (English translation) (1)

10.8	Trademark License Contract (Huayu) dated December 2007 (English translation) (1)

10.9	Securities Purchase Agreement dated December 2007 among Energroup, PSI, Chuming, and the investors signatory thereto (1)

10.10	Make Good Escrow Agreement dated December 2007 among Energroup, Make Good Pledgor, Escrow Agent and the investors signatory thereto (1)

10.11	Holdback Escrow Agreement dated December 2007 among Energroup, Escrow Agent and the investors signatory thereto (1)
10.12	Loan Agreement between Dalian Chuming Food Co. Ltd. and Bank of China dated November 2008 (6)

10.13	Loan Agreement between Dalian Chuming Meat Co. Ltd. and Bank of China dated November 2008 (6)

10.14	Settlement agreement by and among Energroup, the investors signatory thereto, Shine Gold Holdings Limited and U.S. Bank National Association dated December 30, 2009 (7)

10.15	Loan Agreement between Dalian Chuming Food Co., Ltd. and Bank of China dated October 28, 2009. *

10.16	Loan Agreement between Dalian Chuming Meat Co., Ltd. and Bank of China dated November 11, 2009. *

10.17	Loan Agreement between Dalian Chuming Meat Co., Ltd. and Bank of China dated November 19, 2009. *

10.18	Loan Agreement between Dalian Chuming Meat Co., Ltd. and Agricultural Development Bank of China dated October 30, 2009. *

10.19	Loan Agreement between Dalian Chuming Food Co., Ltd. and Bank of East Asia (China) dated October 22, 2009. *

10.20	Loan Agreement between Dalian Chuming Meat Co., Ltd. and Shanghai Pudong Development Bank dated July 16, 2009. *

14.1	Code of Ethics (6)

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302*

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302*

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.

(1)	Previously filed with our Current Report on Form 8-K on January 7, 2008 and incorporated herein by reference.

(2)	Previously filed with our Current Report on Form 8-K on August 22, 2007 and incorporated herein by reference.

(3)	Previously filed with our Current Report on Form 8-K on December 14, 2007 and incorporated herein by reference.

(4)	Previously filed with our General form for registration of securities under the Securities Act of 1933 on Form S-1 on February 11, 2008 and incorporated herein by reference.

(5)	Previously filed with our Current Report on Form 8-K on September 24, 2008 and incorporated herein by reference.

(6)	Previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(7)	Previously filed with our Registration Statement on Form S-1, Amendment No. 3 filed on December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

ENERGROUP HOLDINGS CORPORATION

By:	/s/ Shi Huashan
Shi Huashan
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shi Huashan	Chief Executive Officer,	March 31, 2010
Shi Huashan	President, and Director (Principal Executive Officer)

/s/ Wang Shu	Chief Financial Officer	March 31, 2010
Wang Shu	(Principal Financial and Accounting Officer)

/s/ Wang Shuying	Director	March 31, 2010
Wang Shuying

/s/ Ma Fengqin	Director	March 31, 2010
Ma Fengqin

/s/Wenbing Christopher Wang	Director	March 31, 2010
Wenbing Christopher Wang

/s/Joseph Levinson	Director	March 31, 2010
Joseph Levinson