Form 10-Q
period 2010-03-31
ENERGROUP HOLDINGS CORP
filed 2010-05-17
CIK 766659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to                  .

Commission File Number 0-28806

ENERGROUP HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	87-0420774
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

No. 9, Xin Yi Street, Ganjingzi District
Dalian City, Liaoning Province, PRC, 116039
(Address of Principal Executive Offices including zip code)

+86 411 867 166 96
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☒

As of May 14, 2010, 21,136,391 shares of the issuer’s common stock, par value $0.001, were outstanding.

i

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Energroup Holdings Corporation

Reviewed Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

Energroup Holdings Corporation

Contents	Pages

Report of Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations	4

Consolidated Statements of Changes in Stockholders’ Equity	5

Consolidated Statements of Cash Flows	6 – 7

Notes to Consolidated Financial Statements	8 – 32

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying consolidated interim balance sheets of Energroup Holdings Corporation as of March 31, 2010 and December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

South San Francisco, California	Samuel H. Wong & Co., LLP
May 9, 2010	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

	Notes	At	At
		March 31,	December 31,
		2010	2009
ASSETS
Current Assets
Cash	2(D)	$12,637,572	$41,984,101
Restricted Cash	3	13,879,340	2,176,224
Accounts Receivable	2(E),4	23,804,756	39,876,187
Other Receivable		376,481	591,025
Related Party Receivable	5	-	-
Inventory	2(F),6	3,782,416	3,683,989
Advance to Suppliers	2(G),7	63,142,510	844,964
Prepaid Expenses		959,228	30,103
Prepaid Taxes		631	231,568
Deferred Tax Asset	2(Q)	468,998	468,922
Total Current Assets		119,051,932	89,887,082

Non-Current Assets
Property, Plant & Equipment, net	2(H),8	23,287,915	23,727,484
Land Use Rights, net	2(I),9	13,105,600	13,175,559
Construction in Progress	2(J)	6,703,935	6,692,837
Total Assets		$162,149,382	$133,482,962

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	10(A)	$30,572,988	$15,942,197
Notes Payable	11	11,702,579	7,312,935
Accounts Payable		4,058,650	3,272,626
Taxes Payable		8,632,779	6,987,848
Other Payable		1,957,800	2,096,958
Accrued Liabilities		1,900,222	1,922,103
Customer Deposits	2(L)	2,896,615	2,416,615
Related Party Payable	5	2,675,626	2,307,429
Total Current Liabilities		64,397,263	42,258,711

Long Term Liabilities
Bank Loans	10(B)	-	-

Total Liabilities		$64,397,263	$42,258,711

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

		At	At
	Notes	March 31,	December 31,
Stockholders' Equity		2010	2009

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at March 31, 2010 and December 31, 2009.		$-	$-

Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at March 31, 2010 and December 31, 2009.	11	21,137	21,137

Additional Paid in Capital		42,530,331	42,530,331
Statutory Reserve	2(M),13	2,077,488	2,077,488
Retained Earnings		47,843,505	41,329,899
Accumulated Other Comprehensive Income	2(N)	5,279,658	5,265,396

Total Stockholders' Equity		97,752,119	91,224,251

Total Liabilities & Stockholders' Equity		$162,149,382	$133,482,962

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

		For three	For three
		Months ended	Months ended
	Note	March 31,	March 31,
		2010	2009
Sales	2(O),22	$55,510,121	$40,893,923
Cost of Sales	2(P)	47,212,872	35,169,469
Gross Profit		8,297,249	5,724,454

Operating Expenses
Selling Expenses	2(Q)	341,016	864,959
General & Administrative Expenses	2(R)	576,370	559,113
Total Operating Expense		917,386	1,424,072

Operating Income/(Loss)		7,379,863	4,300,382

Other Income (Expenses)
Other Income		9,482	44,606
Interest Income		2,229	113,235
Other Expenses		(8,323)	(46,623)
Interest Expense		(417,898)	(217,219)
Release of Escrowed Make Good Shares		-	(3,502,152)
Total Other Income and Expense		(414,510)	(3,608,153)

Earnings before Tax		6,965,353	692,229

(Income Tax Expense)/Deferred Tax Benefit	2(V),15	(451,747)	(280,208)

Net Income		$6,513,606	$412,021

Earnings Per Share	2(Z),18
- Basic		$0.31	$0.03
- Diluted		$0.31	$0.02

Weighted Average Shares Outstanding
- Basic		21,136,392	17,272,756
- Diluted		21,136,392	21,136,392

	For the	For three
	year ended	Months Ended
	December 31,	March 31,	Accumulated
Comprehensive Income	2009	2010	Totals
Net Income	$6,054,442	$6,513,606	$12,568,048
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,776,168	14,262	1,790,430
	$7,830,610	$6,527,868	$14,358,478

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total

Balance at January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	16,467,994	-	-	-	16,467,994
Net Income	-	-	-	-	6,054,442	-	6,054,442
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,776,168	1,776,168
Balance at December 31, 2009	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251

Balance at January 1, 2010	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251
Release of Shares Placed in Escrow	-	-	-	-	-	-	-
Net Income	-	-	-	-	6,513,606	-	6,513,606
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	14,262	14,262
Balance at March 31, 2010	21,136,392	$21,137	$42,530,331	$2,077,488	$47,843,505	$5,279,658	$97,752,119

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	For three	For three
	Months ended	Months ended
	March 31,	March 31,
	2010	2009
Cash Flow from Operating Activities

Cash Received from Customers	$72,276,096	$36,366,161
Cash Paid to Suppliers & Employees	(103,990,669)	(39,601,549)
Interest Received	2,229	113,235
Interest Paid (net of amount capitalized)	(459,049)	645,353
Income Tax Paid	488	(19,360)
Miscellaneous Receipts	9,482	44,606
Cash Sourced/(Used) in Operating Activities	(32,161,423)	(2,451,554)

Cash Flows from Investing Activities

Escrowed Funds from Private Placement Placed in Restricted Cash	(537)	2,607
Increase of Funds in Restricted Cash	(11,702,579)	-
Payments for Purchases of Equipment & Construction of Plant	(124,671)	(3,481,309)
Payments for Purchases of Intangible Assets	(2,371)	(18,100)
Payments/Withdraw of Deposits	-	(43)
Cash Sourced/(Used) in Investing Activities	(11,830,158)	(3,496,845)

Cash Flows from Financing Activities

Proceeds from Bank Borrowings	14,630,790	4,390,442
Cash Sourced/(Used) in Financing Activities	14,630,790	4,390,442

Net Increase/(Decrease) in Cash & Cash Equivalents for the Year	(29,360,791)	(1,557,957)

Effect of Currency Translation	14,262	1,057

Cash & Cash Equivalents at Beginning of Period	41,984,101	5,695,798

Cash & Cash Equivalents at End of Period	$12,637,572	$4,138,898

Non-Cash Financing Activity:
Release of shares held in escrow	$-	$3,502,152

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Reconciliation of Net Income to Cash Provided/(Used) in Operating Activities
For the three-month periods ended March 31, 2010 and 2009
(Stated in US Dollars)

	For three	For three
	Months ended	Months ended
	March 31,	March 31,
	2010	2009

Net Income	$6,513,606	$412,021

Adjustments to Reconcile Net Income to Net Cash Provided by Cash Activities:

Non Cash Expense Recorded for the Release of Escrowed Shares	-	3,502,152
Amortization	72,330	67,102
Depreciation	553,144	565,157
Provision for Bad Debt	(162,338)	(99)
Decrease/(Increase) in Accounts Receivable	16,233,768	2,071,840
Decrease/(Increase) in Other Receivable	214,543	10,494
Decrease/(Increase) in Related Party Receivable	-	(6,927,188)
Decrease/(Increase) in Inventory	(98,427)	157,249
Decrease/(Increase) in Advance to Suppliers	(62,297,547)	(120,446)
Decrease/(Increase) in Prepaid Taxes	230,937	127,788
Decrease/(Increase) in Prepaid Expenses	(929,126)	(334,114)
Decrease/(Increase) in Deferred Tax Benefit	(75)	(809)
Increase/(Decrease) in Notes Payable	4,389,644	-
Increase/(Decrease) in Accounts Payable	786,024	(3,779,839)
Increase/(Decrease) in Taxes Payable	1,644,930	784,896
Increase/(Decrease) in Other Payable	(139,157)	(188,377)
Increase/(Decrease) in Related Party Payable	368,197	-
Increase/(Decrease) in Accrued Liabilities	(21,877)	883,429
Increase/(Decrease) in Customer Advances	480,001	317,190

Total of all adjustments	(38,675,029)	(2,863,575)

Net Cash Provided by/(Used in) Operating Activities	$(32,161,423)	$(2,451,554)

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

The three operating subsidiaries were spun-off constituents of the former parent company, Dalian Chuming Group Co. Ltd (“Group”).  The Company indirectly holds the three operating subsidiary companies through its wholly owned intermediary subsidiaries: (A) Precious Sheen Investments Limited (“PSI”), a British Virgin Islands (“BVI”) corporation, and (B) Dalian Chuming Precious Sheen Investments Consulting Co., Ltd., (“Chuming”), a wholly foreign owned enterprise incorporated in the PRC.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.   As of March 31, 2010, the detailed identities of the consolidating subsidiaries are as follows: -

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

The consolidation of these operating subsidiaries into a newly formed holding company i.e. “the Company” is permitted by United States GAAP: ARB51 paragraph 22 and 23 (FASB ASC 810 Consolidation).

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

(O)	Recognition of Revenue

Revenue from the sale of pork products, etc., is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed.

Beginning in March 2008, the Company encouraged its independent sales agents to share the cost in marketing Chuming pork products.  The Company encouraged such behavior by offering to its agents: (1) favorable credit terms, such as 45 to 60 days unsecured credit and (2) more significant discount.  The Company recognizes the sales revenue directly based on the dollar amount sold to independent sales agents.  In accordance to 605-50-45-2, discounts offered to independent sales agent are accounted for as reductions in revenue.  The increase in receivables after March 2008 gives rise to the Company carrying an allowance for doubtful accounts as detailed in 2(E).

(P)	Cost of Sales

The Company’s cost of sales is comprised of raw materials, factory worker salaries and related benefits, machinery supplies, maintenance supplies, depreciation, utilities, inbound freight, purchasing and receiving costs, inspection and warehousing costs

(Q)	Selling Expense

Selling expenses are comprised of outbound freight, salary for the sales force, client entertainment, commissions, depreciation, advertising, and travel and lodging expenses.  Selling expense, in absolute dollars, and as a percentage of revenue, has decreased because of the coordinated effort with independent sales agents to gain higher return on marketing efforts.  Refer to Note 2(O) for further details.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

(V)	Income Taxes

The Company uses the accrual method of accounting to determine and report its taxable reduction of income taxes for the year in which they are available. The Company has implemented Statement of Financial Accounting Standards (SFAS) No. 109 (FASB ASC 740), Accounting for Income Taxes. Income tax liabilities computed according to the United States and People’s Republic of China (PRC) tax laws are provided for the tax effects of transactions reported in the financial statements and consists of taxes currently due plus deferred taxes related primarily to differences between the basis of fixed assets and intangible assets for financial and tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future income taxes. A valuation allowance is created to evaluate deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize that tax benefit, or that future realization is uncertain.

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

Exchange Rates	3/31/2010	12/31/2009
Period end RMB : US$ exchange rate	6.8361	6.8372
Average period RMB : US$ exchange rate	6.8360	6.8409

RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

(Y)	Earnings Per Share

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (FASB ASC 260), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.

The Company is currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on its consolidated results of operations and financial condition.

3.	Restricted Cash

The restricted cash reflects funds received from the financing transaction described in Note 19 that has been held in an escrow with US Bank in the United States that requires releases authorized by the lead investor.  The balance remaining in the escrow account is attributed to two criteria the Company was not able satisfy by prescribed dates in accordance to the financing transaction.  The two unfilled criteria were: (1) hiring of a Chief Financial Officer within 90 days of the closing of the financing transaction that met the approval of the investors and (2) appointment of a successor auditor.  If criteria (1) and criteria (2) had been met, $1,500,000 and $500,000 of funds would have been released to the Company, respectively.  The amount in excess of the total of the $2,000,000 million subject to the aforementioned criteria was comprised of unused funds earmarked for the payment to a third party investor relation firm from a list prescribed by the investors and any interest earned between December 31, 2007 and December 31, 2009.  The amount earmarked for the investor relations firm was approximately $170,000, and the balance of approximately $6,000 was related to interest earned.  The Company has also classified these funds as restricted because they remain in the escrow account which is subject to release by the investors.  The criteria for restriction of the funds have been modified in accordance to a settlement agreement entered into by the Company and the investors in the financing transaction in Note 19, on December 30, 2009.  Refer to Note 20 for further details on the settlement agreement that modifies the restrictions.  The Company believes that is has properly accounted for the amount of $2,176,760 held in escrow as restricted as of March 31, 2010 for the following two reasons: (1) the Company was not able to freely access those funds, and (1) the modification of the terms covered in the settlement agreement were subject to events that would occur subsequent to the March 31, 2010.

Included in the restricted cash of $13,879,340, $11,702,579 represents compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding notes payable, and the funds are only allowed to be used to settle bank indebtedness. The funds deposited as compensating balances are interest bearing.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	At	At
	March 31,	December 31,
	2010	2009
Accounts Receivable – Trade	$24,045,208	$40,278,976
Less: Allowance for Doubtful Accounts	(240,452)	(402,789)
Net Accounts Receivable	$23,804,756	$39,876,187

	At	At
	March 31,	December 31,
	2010	2009
Allowance for Bad Debts
Beginning Balance	$(402,789)	$(188,495)
Allowance Provided	-	(214,294)
Charged Against Allowance	162,337	-
Ending Balance	$(240,452)	$(402,789)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  As of March 31, 2010, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis at December 31: -

	At	At
	March 31,	December 31,
	2010	2009
1-30 Days	$12,591,025	$17,757,223
30-60 Days	5,305,588	12,643,466
61-90 Days	2,383,173	5,004,370
91-120 Days	352,405	4,833,711
121-365 Days	3,413,017	40,206
Over 365 Days	-	-
Total	$24,045,208	$40,278,976

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39 (FASB ASC 210-20), setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net payable balance of $2,675,626 at March 31, 2010 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Co., Ltd.	$5,516,296	Food Co. sold cooked food to Huayu dating back to 1/2007.
		Subtotal of Related Party Sales		5,516,296

B	Food	Loan Receivable from	Dalian Fodder Co., Ltd.	256,715	Food Co. advanced prepayment to Fodder Co. for purchase of raw materials dating back to 7/2009
C	Food	Loan Receivable from	Dalian Mingxing Livestock Product Co., Ltd.	183,285	Food Co. purchased material on behalf of Mingxing Dating back to 6/2009
D	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	21,962,912	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
E	Food	Loan Receivable from	Dalian Chuming Trading Co., Ltd	7,021,547	Food Co. paid material on behalf of Trading dating back to 3/2010
F	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	6,172,349	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009
G	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,364,732	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.
H	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,717,126	Sales Co. help Huayu purchase materials dating back to 9/2008.
I	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	8,357,926	Sales Co. purchased hogs and paid general and administrative expenses on behalf of Group dating back to 7/2008.
J	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	15,927,008	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
K	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,594,980	Sales Co. purchased materials for Industrial Co. dating back to 7/2009
		Subtotal loans to related parties		70,558,580
		Gross related party receivables		$76,074,876

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

Ref.	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
L	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	$8,487,806	Meat Co. purchased of hogs from Stockbreeding Combo dating back to 12/2009
M	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	28,895,745	Purchase of hogs from Group dating back to 7/2008.
		Subtotal of Purchases from Related Parties		37,383,551

N	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	1,566,161	Food borrowed from Group to purchase materials dating back to 4/2009.
O	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,047,951	Stockbreeding Combo bought raw materials on behalf of Food Co. dating back to 4/2009
P	Food	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	8,425,912	Food Company collected customer deposits on behalf of Huayu Co. dating back to 7/2009
Q	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	7,314,119	Group loaned to Meat Co. dating back to 4/2009
R	Meat	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,950,978	Huayu Co. loaned to Meat Co. dating back to 7/2009
S	Meat	Loan Payable to	Dalian Mingxing Livestock Product Co., Ltd.	610,716	Mingxing Co. paid the operation expense on behalf of Meat Co., dating back to 7/2009
T	Meat	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	1,259,958	Fodder Co. paid the fodder materials on behalf of Meat dating back to 3/2010
U	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	1,602,016	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
V	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	5,071,862	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009
W	WFOE	Loan Payable to	Dalian Chuming Group Co.	10,517,278	Group loaned funds to WFOE (includes funds transferred from Meat for US RTO.)
		Subtotal of Loans from Related Parties		41,366,951
		Gross Related Party Payable		78,750,502

		Setoff Related Party Payable (Receivables have been set-off against Payables)		$2,675,626

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

A.	The Food Company sold USD 5.5 million (RMB 37.71 million) cooked food to Huayu Company on credit.

B.	Food Company prepaid USD 256 thousand (RMB 1.75 million) to Fodder Company in third quarter of 2009 for the purchase of raw materials.

C.	Food Co. purchased material USD 183 thousand(RMB 1.25Million) on behalf of Mingxing dating back to 6/2009

D.	Food Company paid USD 21.96 million (RMB 150 million) bank loan principal and interest on behalf of Industrial Development Company.

E.	Food Co. paid USD 7 million (RMB 48 million) for materials on behalf of Trading Company.

F.	Meat Co. paid USD 6.17 million (RMB 42.2 million) bank loan principal and interest on behalf Industrial Development Company.

G.	The prepayment of USD 2.36 million (RMB 16.16 million) from Meat Company to the Stockbreeding Combo Development Company was for the purchase of hogs.

H.	Sales Company bought USD 2.7 million (RMB 18.6 million) raw materials on behalf of Huayu Seafood Company.

I.	The balance of USD 8.35 million (RMB 57.13 million) receivable from Chuming Group to Sales Company was for the payments of hogs and operation expense.

J.	Sales Company help the Combo Development Company to pay USD 15.9 million (RMB 109 million) to local farmers for the purchase of hogs.

K.	Sales Company purchased USD 5.6 million (RMB 38 million) materials for Industrial Development Company.

L.	The balance of USD 8.48 million (RMB 58 million) payment owed by the Meat Company to Chuming Stockbreeding Combo Development Company was for the purchase of hogs.

M.	The Group sold hogs to Meat Co. for 28.9 million (RMB 197.5 million).

N.	Food borrowed USD 1.56 million(RMB10.7 million) from Group to purchase materials

O.	Stockbreeding Combo Development Company purchased USD 2 million (RMB 14 million) for Food Company.

P.	Food Company collected USD 8.43 million (RMB 57 million) customer deposits on behalf of Huayu Seafood Company.

Q.	Meat Company borrowed USD 7.3 million (RMB 50 million) operation funds from Chuming Group.

R.	Meat Company borrowed USD 2.9 million (RMB 20 million) operation funds from Huayu Seafood Company.

S.	Mingxing Livestock Company paid USD 611 thousand (RMB 4.1 million) general and administrative expenses for Meat Company.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

T.	Fodder Co. paid USD 1.26 million (RMB 8.61 million) the fodder materials on behalf of Meat Company.

U.	Sales Company collected USD 1.6 Million (RMB 10.9 million) bank loans on behalf of Mingxing Livestock Company.

V.	Fodder Company bought USD 5.1 million (RMB 34.67 million) materials on behalf of Sales Company.

W.	The outstanding payable balance of USD 10.5 million (RMB 71 million) due to the Group has been transferred to the books of Chuming.

The related party payable balance detailed above, and the related transactions that comprise that balance were integral and material to the Company’s operations.  The Company was reliant on transactions with the above related parties in order to conduct its business normally.  The Company acknowledges that it has the responsibility to comply with paragraph c of SFAS 57 (FASB ASC 850) which calls for the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period. The Company’s accounting system in the past was manual and accordingly is not able to, from a cost benefit perspective, summarize and provide further detail on the related party transactions. Also, the Company’s current accounting department does not have sufficient staff in order to perform and exercise to further detail the related party payables and receivables beyond what has been provided above; however the Company is taking steps to update its accounting systems and methods to provide fuller detail regarding these transactions for future periods. The Company does represent that the balances disclosed above are both accurate and reliable within acceptable thresholds of materiality.

The Company’s related party receivables and payables in the period presented were in the form of either short-term loans bearing no interest, or trade payables and receivables relating to the purchase of raw materials, supplies or products for which payment was due within a short period of time.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

6.	Inventory

	At	At
	March 31,	December 31,
	2010	2009
Raw Materials	$688,814	$1,479,197
Work in Progress	100,717	95,051
Finished Goods	2,992,885	2,109,741
	$3,782,416	$3,683,989

7.	Advance to Suppliers

At March 31, 2010, the Company had $63,142,510 advance to suppliers, of which $62,519,089 representing 99.02% paid by the Company’s subsidiary Meat Company to the Chuming Group on March 25, 2010 for the purchase of 300,000 hogs in consummation of the hog purchase agreement described in Note 16.

8.	Property, Plant & Equipment

At		Accumulated
March 31, 2010:	Cost	Depreciation	Net
Buildings	$21,737,261	$(4,605,799)	$17,131,462
Manufacturing Equipment	10,025,111	(4,467,176)	5,557,935
Office Equipment	480,907	(418,882)	62,026
Vehicles	916,258	(680,144)	236,114
Furniture & Fixture	525,408	(225,029)	300,378
	$33,684,945	$10,397,030	$23,287,915

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Buildings	$21,661,732	$(4,341,813)	$17,319,919
Manufacturing Equipment	9,983,958	(4,227,442)	5,756,516
Office Equipment	473,623	(397,488)	76,135
Vehicles	926,735	(664,628)	262,107
Furniture & Fixture	525,323	(212,516)	312,807
	$33,571,371	$(9,843,887)	$23,727,484

9.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	At	At
	March 31,	December 31,
	2010	2009
Land Use Rights, at Cost	$14,737,521	$14,735,150
Less: Accumulated Amortization	(1,631,921)	(1,559,591)
	$13,105,600	$13,175,559

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

10.	Bank Loans

(A)	Short Term Bank Loans

At March 31, 2010 and December 31 2009, the Company had the following short-term loans outstanding:

			At
			March 31,
Bank	Interest Rate	Due Date	2010
Bank of China - Liaoning Branch	5.841%	12/12/2010	$4,388,467
Bank of China - Liaoning Branch	6.16%	10/27/2010	2,047,951
Shanghai Pudong Development Bank - Dalian Branch	5.841%	11/25/2010	4,388,467
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	5,851,289
Agricultural Bank of China - Wafangdian Branch	5.832%	10/30/2010	4,388,467
Huaxia Bank - Dalian Branch	5.576%	1/6/2010	7,314,112
Bank of East Asia - Dalian Branch	7.33%	10/22/2010	2,194,235
			$30,572,988

			At
			December 31,
Bank	Interest Rate	Due Date	2009
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	4,387,761
Bank of East Asia - Dalian Branch	7.33%	10/22/2010	2,193,881
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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

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

11.	Notes Payable

Notes payable consisted of the followings:-

		At
		March 31,
Notes to	Due Date	2010
Shanghai Pudong Development Bank - Liaoning Branch	5/18/2010	$7,314,112
Huaxia Bank	7/22/2010	4,388,467
		$11,702,579

		At
		December 31,
Notes to	Due Date	2009
Shanghai Pudong Development Bank - Liaoning Branch	5/18/2010	$7,312,935
		$7,312,935

12.	Capitalization

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

13.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	At	At
	March 31,	December 31,
	2010	2009
PRC Registered Capital	15,566,849	15,566,849

- Statutory Reserve Ceiling based on 50% of Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings appropriated to Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment Outstanding	$5,705,936	$5,705,936

14.	Advertising Costs

Advertising expenses were $60,098 and $47,124 for the three-month periods ended March 31, 2010 and 2009, respectively.

15.	Income Taxes

The Company and its subsidiaries are subject to income tax under the jurisdictions under which they operate.  The following table details the Company and its subsidiaries, and the statutory tax rates to which they are subject:

Entity	Country of Domicile	Income Tax Rate
Energroup Holdings Corporation	USA	15.00% - 35.00%
Precious Sheen Investments Limited	BVI	0.00%
Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	25.00%
Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	25.00%
Dalian Chuming Processed Foods Co. Ltd.	PRC	25.00%
Dalian Chuming Sales Co. Ltd.	PRC	25.00%

As shown in the table above, Dalian Chuming Slaughtering & Pork Packaging Co. Ltd., Dalian Chuming Processed Foods Co. Ltd., Dalian Chuming Sales Co. Ltd., and Dalian Chuming Precious Sheen Investment Consulting Co. operate in the PRC.  They generate substantially all of the profits for the Company.  The Company expects that these subsidiaries will only be subject to PRC taxes in the foreseeable future, because the Company has not yet established a plan to repatriate it earnings to the United States.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

Although the Companies PRC subsidiaries are subject to statutory income tax rates detailed above, the individual effective tax rates for each subsidiary vary significantly.

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd. has been given special tax-free status by the PRC government because of the Company’s standing as leader in its industry in Dalian.  Accordingly, the Company has not made a provision for income taxes in the PRC for the three-month periods ended  March 31, 2010 and 2009.

Dalian Chuming Processed Foods Co. Ltd has provided for income taxes for the three-month periods ended March 31, 2010 and 2009 in the amounts of $451,747 and $280,208, respectively.

Dalian Chuming Sales Co. Ltd. has not provided for income taxes in years 2010 and 2009 because it has incurred operating losses for those respective years.  The Company has chosen to derecognize its deferred tax assets arising from net operating losses in prior periods by expensing the asset to the income tax expense account.  The amounts expense related to de-recognition of deferred tax assets for the years ended December 31 2009 and 2008 were $176,191 and $11,246 respectively.  Management made the decisions of de-recognition based on new information such as changes in market conditions and the further streamlining of the Company’s business.  Management does not believe that previously accrued deferred tax assets will be used to reduce taxes payables at any point in the foreseeable future.  Management deemed the use of a valuation allowance inappropriate based on the circumstances in accordance to guidance provided under ASC 740-10-40.

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the US borders.  The Company currently only incurs expenses in the United States that are associated with being a public company.

After accounting for special tax-free status and net operating loss of aforementioned subsidiaries, the consolidated taxable earnings were determined, and the consolidated tax expenses were as follows: -

i.	2010	Tax expense	(451,747)
ii.	2009	Tax expense	(280,208)

16.	Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at March 31, 2010 except for the commitment to have the construction in progress finished.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At March 31, 2010, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010 (April to Dec)	666,735	$205.84	137,240,732

The Company believes that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

17.	Operating Segments

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

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
March 31, 2009	Company	Company	Company	Eliminations	Total
Sales	$39,423,641	$5,387,671	$12,366,527	$(16,283,916)	$40,893,923
Cost of Sales	(34,409,997)	3,968,091	(13,075,296)	16,283,916	(35,169,469)
Gross Profit	5,013,643	1,419,580	(708,769)	-	5,724,454

Operating (Loss)/Profit	4,763,599	1,244,811	(1,586,117)	(121,911)	4,300,382

Other Income (Expense)	(24,620)	(63,141)	(18,676)	(3,501,716)	(3,608,153)

Earnings before Tax	4,738,979	1,181,670	(1,604,793)	(3,623,628)	692,229

(Income Tax Expense)	-	(280,208)	-	-	(280,208)

Extraordinary Expense	-	-	-	-	-

Net Income	$4,738,979	$901,462	$(1,604,793)	$(3,623,628)	$412,021

Eliminated Intercompany Sales of Products Sold
Three-month periods ended March 31, 2009
Sold From:	Sold To:	Amount
Food Company	Sales Company	$2,741,755
Meat Company	Sales Company	1,953,126
Meat Company	Food Company	11,589,035
		$16,283,916

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
March 31, 2010	Company	Company	Company	Eliminations	Total
Sales	$52,075,237	7,547,628	4,406,044	$(8,518,787)	$55,510,121
Cost of Sales	(45,788,964)	(5,456,549)	(4,486,146)	8,518,787	(47,212,872)
Gross Profit	6,286,273	2,091,079	(80,103)	-	8,297,249

Operating (Loss)/Profit	6,036,600	1,884,253	(421,542)	(119,448)	7,379,863

Other Income (Expense)	(356,530)	(62,573)	6,947	(2,354)	(414,510)

Earnings before Tax	5,680,070	1,821,680	(414,595)	(121,802)	6,965,353

(Income Tax Expense)	-	(451,747)	-	-	(451,747)

Extraordinary Expense	-	-	-	-	-

Net Income	5,680,070	1,369,933	(414,595)	(121,802)	6,513,606

Eliminated Intercompany Sales of Products Sold
Three-month periods ended March 31, 2010
Sold From:	Sold To:	Amount
Food Company	Sales Company	$2,200,250
Meat Company	Sales Company	2,256,409
Meat Company	Food Company	4,062,128
		$8,518,787

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$175,070,968	$54,889,689	$32,573,276	$(172,646,851)	$89,887,082
Non Current Assets	24,795,021	18,567,360	232,971	528	43,595,880
Total Assets	199,865,989	73,457,049	32,806,247	(172,646,323)	133,482,962

Current Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Total Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Net Assets	76,128,001	11,660,605	(7,459,268)	10,894,913	91,224,251

Total Liabilities & Net Assets	$199,865,989	$73,457,049	$32,806,247	$(172,646,323)	$133,482,962

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
March 31, 2010	Company	Company	Company	Eliminations	Total
Current Assets	$157,130,484	$60,883,143	$40,835,827	$(139,797,523)	$119,051,932
Non Current Assets	24,481,882	18,406,638	208,542	387	43,097,450
Total Assets	181,612,366	79,289,781	41,044,369	(139,797,135))	162,149,382

Current Liabilities	99,792,104	66,257,380	48,919,429	(150,571,650)	64,397,263

Total Liabilities	99,792,104	66,257,380	48,919,429	(150,571,650)	64,397,263

Net Assets	81,820,262	13,032,400	(7,875,060)	10,774,515	97,752,119

Total Liabilities & Net Assets	181,612,366	79,289,781	41,044,369	(139,797,135)	162,149,382

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

18.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the
	Three months	Three months
	March 31,	March 31,
	2010	2009

Net Income (A)	$6,513,606	$412,021

Basic Weighted Average Shares Outstanding (B)	21,136,392	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	-	-
- Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 19)	-	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,136,392

Earnings Per Share:
- Basic (A)/(B)	$0.31	$0.03
- Diluted (A)/(C)	$0.31	$0.02

Weighted Average Shares Outstanding:
- Basic	21,136,392	17,272,756
- Diluted	21,136,392	21,136,392

19.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

The Company is subject to concentration of supply shortage risk because it purchases its materials for resale from a few select vendors. The Company’s availability of supply is correlated with the few select vendors’ ability to meet the market demand.  In 2007, the entire industry in the PRC faced a shortage in the supply of hogs.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

20.	Financing Transaction

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

In connection with the sales of securities to accredited investors under the securities purchase agreement, Hunter Wise Financial Group, LLC (the “Placement Agent”), was compensated with a commission of $1,190,000 which is equal to 7.00% of the aggregate purchase price and a warrant to purchase the 386,364 shares of the Company’s common stock at an exercise price of $4.40 per share. At March 31, 2010, the Company had adequate authorized capital to issue common shares upon the exercise of the warrant.

At March 31, 2010, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
		21,136,392

iii.	Common shares issuable upon exercise of placement agent warrants	386,364
		21,522,756

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

Concurrent with the Company’s financing transaction, the Company agreed to register for resale the common shares that were sold under the securities purchase agreement.  Pursuant to filing a Form S-1 registration statement with the U.S. Securities and Exchange Commission, the Company entered into a Registration Rights Agreement with the Investors.  The agreement calls for liquidated damages to be paid by the Company, if in the event the registration statement is not declared effective within 135 days of the closing of the financing transaction.  The liquidated damages will be 1% of the total financing amount in cash per month for each month after the 135 period.  The agreement stated a maximum penalty of $1.70 million or 10% of the financing amount.  At December 31, 2007, the Company accounted for the liability under the registration rights agreement in accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (FASB ASC 815-15).  Under such accounting treatment, the liquidated damages were accounted for as a reduction of the proceeds.  In asserting the most conservative position, the Company has accrued the maximum liability of $1.7 million and is carrying that balance in the accrued liabilities account.  The terms of the financing transaction have been amended under a settlement agreement entered into on December 30, 2009.  Under the settlement agreement, if certain requirements are met by the Company by prescribed dates, the liquidated damages may be waived and the funds may be released to the Company.  If the Company does not meet the requirements by the prescribed dates, the Company may still be required to pay the liquated damages from the escrow account that has been classified as restricted cash on the Company’s balance sheet.  Refer to Note 20 for further detail regarding the settlement agreement.

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him. These shares were to be released back to him if the Company met the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  The Company met the aforementioned targets.  In accordance with SFAS 128, Earnings per Share (FASB ASC 260), for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they were not included in the weighted average basic shares outstanding for three months end March 31, 2009, but are included in the weighted average diluted shares outstanding for the same period.  The escrowed shares have been released to the Chairman and CEO; therefore, for the three months ended March 31, 2010, the 3,863,636 have been included in both basic and diluted weighted average shares outstanding.  Please refer to Note 17.

In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company had recorded compensatory expense for shares to be released from escrow by charging the Company’s earnings and recording a corresponding increase to the Company’s contributed paid in capital.  The Company recorded $3,502,152 for the three months ended March 31, 2009. The terms and conditions related to the signatures required to release the shares in escrow back to the Chairman and CEO have been modified under the settlement agreement.  Refer to Note 20.

21.	Settlement Agreement

On December 30, 2009, the Company entered into a settlement agreement with certain investors in its 2007 private placement of common stock, refer to Note 19. Pursuant to the terms of settlement agreement, the Company had agreed with the investors to appoint a new Chief Financial Officer, appoint independent directors to serve on the Company’s board of directors, and have Registration Statement effective by March 31, 2010 (these requirements are referred to as the “Public Company Requirements”), except that the Company has the right to extend the deadline to have the Registration Statement declared effective until May 15, 2010, if the reviewed financial statements at September 30, 2009 included in the Registration Statement are no longer current and the audited financial statements as of and for the year ended December 31, 2009 must be included in the Registration Statement.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

The Company believes it has satisfied all of the criteria set forth in the settlement agreement described above except for its Form S-1 Registration Statement that has yet to be declared effective by the US SEC as of May 14, 2010. The Company has sought an extension from majority investors for the Registration Statement declare effectiveness deadline until June 30, 2010.

22.	Sales

Chinese National Pork Reserve

In 2009, the PRC government established the Chinese National Pork Reserve with the mission of: (1) avoiding the risk of a supply shortage of pork, and (2) maintaining an orderly market for pork.  The Chinese National Pork Reserve will be comprised of facilities located in eleven different cities nationwide.  Dalian was selected as one of the eleven cities to host a facility.

On June 15, 2009, the Company’s operating subsidiary, Meat Company, after passing a qualification process, was selected to be a supplier to the Chinese National Pork Reserve; accordingly, the Company signed a long-term supplier agreement with the Chinese National Pork Reserve.  Under the terms of the agreement, the Company is to supply 30,000,000 kg of fresh pork to the Chinese National Pork Reserve, annually. The agreement provides guidelines whereby the facility must use up and replenish 10,000,000 kg of fresh meat (approximately 150,000 hogs) every four months. The Company’s 2010 first quarter sales was $55,510,121 of which $2,987,622 (RMB 20,423,385), representing 5.39% of total sales, consisted of fresh pork sold to the Chinese National Pork Reserve.

Subsidy

The Company’s operating subsidiary, Food Company, received grants of $29,257 from the Dalian City government in February 2010. The subsidy was given to the Company for the support of its environment protection contribution.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 5.5%) in the first quarter of 2010.

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

As of March 31, 2010, we had 735 employees, of whom 388 were operating personnel, 258 were sales personnel, 37 were research and development personnel and 52 were administrative personnel.

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

Our total sales volume was 25,713 metric tons in the first quarter of 2010, as compared to 18,512 metric tons in the first quarter of 2009.

Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production.  Due to a shortage in supply, live hog prices rose significantly in 2008.  However, during the first half of 2009, the average pork price declined as compared to the average price during the same periods in December 2008.  The decline in pork prices was due to a decline in demand which was the result of wide public perception that the swine flu epidemic in late April and early May affected the health and quality of pork produced during such time.  In June 2009, in response to the decline in pork prices and demand, the Chinese government purchased and placed into storage large quantities of pork products.  This was done to help reduce public fear that the pork supplies were contaminated due to the swine flu epidemic in an effort to cause  the pork price to rebound to a reasonable level.  This action by the PRC government helped to regain consumer confidence to increase the purchase of pork products, and as the demand began to rise, the prices of pork began to rise again in July 2009, and by the end of the year ultimately rose to a level higher than the prices seen during the first half of 2009.

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

Our top five customers accounted for 40.23% of our total sales for the first quarter of 2010.   We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

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

Our founders have directly or indirectly owned the three operating subsidiaries since their inception. We also own two intermediary holding companies. As of March 31, 2010, the detailed identities of the consolidating subsidiaries are as follows:

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

Earnings Per Share

We compute earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“FASB ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.

For the three months ended March 31, 2010, the Company has increased both its basic and diluted weighted average shares outstanding by 3,863,636 shares.  For EPS purposes, these shares which are owned by the Chairman and Chief Executive Officer were previously reported in the Company’s 2009 and 2008 financial statements as contingent shares because they were held in an escrow account in accordance to the Company’s financing agreement in 2007, which was subsequently modified on December 30, 2009.  These shares have been released out of escrow, and as such are accounted for as outstanding in calculating both basic and diluted EPS. Other than the aforementioned shares, no other stock has been issued by the Company during the three months ended March 31, 2010.  Additionally, the weighted average price for the Company’s common stock during the three month period was lower than the exercise price for the outstanding warrants issued to the placement agent from the 2007 financing transaction, the effect of the warrants have been excluded from the calculation of diluted EPS, because their potential exercise would have been anti-dilutive in nature.

Recent Accounting Pronouncements

See Note 2(Z) to the consolidated financial statements included in Item 1 of this Quarterly Report of Form 10-Q for discussions on recently issued accounting announcements. We are currently evaluating the potential impact, if any, of the adoption of the above recent accounting pronouncements on our consolidated results of operations and financial condition.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and March 31, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	March 31, 2010	% of Sales	March 31, 2009	% of Sales
Sales	$55,510,121	100%	$40,893,923	100.00%
Cost of Sales	(47,212,872)	85.05%	(35,169,469)	86.00%
Gross Profit	8,297,249	14.95%	5,724,454	14.00%
Selling Expenses	341,016	0.61%	864,959	2.12%
General & Administrative Expenses	576,370	1.04%	559,113	1.37%
Total Operating Expense	917,386	1.65%	1,424,072	3.48%
Operating Income / (Loss)	7,379,863	13.29%	4,300,382	10.52%
Other Income (Expense)	(414,510)	0.75%	(3,608,153)	8.82%
Earnings Before Tax	6,965,353	12.55%	692,229	1.69%
(Income Tax Expense) / Deferred Tax Benefit	(451,747)	0.81%	(280,208)	0.69%
Net Income	$6,513,606	11.73%	$412,021	1.00%
Earnings Per Share
Basic	$0.31		$0.03
Diluted	0.31		0.02
Weighted Average Shares Outstanding
Basic	21,136,392		17,272,756
Diluted	21,136,392		21,182,756

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended March 31, 2010, we had sales of $55,510,121 as compared to sales of $40,893,923 for the quarter ended March 31, 2009, an increase of approximately 35.7%. Our sales for our various product categories in the first quarter of 2010 are summarized as follows:

Sales by product category, in dollars:	First Quarter 2010 (amount)	% of Total Sales	First Quarter 2009 (amount)	% of Total Sales	% of increase from 2009 to 2010
Fresh Pork	$44,711,975	80.55%	$31,550,154	77.15%	41.72%
Frozen Pork	$3,279,742	5.91%	3,956,106	9.67%	-17.10%
Processed Food Products	$7,518,404	13.54%	5,387,663	13.17%	39.55%
Total Sales	$55,510,121	100%	40,893,293	100%	35.74%

	First Quarter 2010 (Weight in tons)	% of Total Sales	First Quarter 2009 (Weight in tons)	% of Total Sales	% of change from 2009 to 2010
Fresh Pork	21,010	81.71%	14,245	76.95%	47.49%
Frozen Pork	2,362	9.19%	2,581	13.94%	-8.49%
Processed Food Products	2,341	9.10%	1,686	9.11%	38.85%
Total Sales	25,713	100%	18,512	100%	38.90%

We believe that the increases in sales revenue and sales volume in fresh pork and processed food products arises from our increase in our overall number of sales agents, and our expansion of  the geographic coverage of our sales agent network. We have also stimulated sales through our sales agents have by extending sales discounts to them. Furthermore, there has been continuing strength in consumer demand for these products in the periods presented. For frozen pork, our sales volume decreased by 8.49% in the first quarter of 2010 and our sales revenue for this product category decreased 17.10% as compared to the same period in 2009.  We attribute this decrease in the sale of frozen pork products to our increased use of agents (who mainly sell fresh pork), and see it also as reflective of a trend among end-users for fresh pork products, given the improvements in logistics and distribution in the supply chain and health and nutritional concerns..

In the first quarter of 2010, we slightly raised our average per-kilogram sale price for processed food products and decreased our average per-kilogram sale prices for fresh pork and frozen pork to our customers. These changes were inline with changes in the market price for these products. In the first quarter of 2010, our sales volume by weight of fresh pork increased as compared to the first quarter of 2009.   For processed food products, our sales by weight increased by 38.85%, but because of slightly higher average per-kilogram prices to customers, our sales revenue for this product category increased by 39.55%.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending March 31, 2010, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in $US)
	First Quarter of 2010	First Quarter of 2009	% change	Change in Price
Fresh Pork	$2.13	$2.21	-0.04%	$-0.09
Frozen Pork	$1.39	$1.53	-0.09%	$-0.14
Processed Food Products	$3.21	$3.20	0.01%	$0.01

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of March 31,	Showcase Stores	Supermarkets	Restaurants and Canteens
2009	873	345	4,726
2010	942	581	5,186

As shown in the table above, as of March 31, 2010, as compared to March 31, 2009, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets and hypermarkets are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has resulted in increased sales volume.

Cost of Sales. Cost of sales for the first quarter of 2010 increased by $12,043,403 or approximately 34.24%, from $35,169,469 for the three months ended March 31, 2009 to $47,212,872 for the three months ended March 31, 2010. The increase was principally attributable to the increase in the sales and sales volume for fresh pork and processed food products in the first quarter of 2010 as compared to the same period in the prior year. Our cost of sales for our various product categories in the first quarter of each of 2010 and 2009 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales First Quarter	% of Overall Cost of	Cost of Sales First Quarter	% of Overall Cost of	% of increase from
Product Category	2010	Sales	2009	Sales	2009 to 2010
Fresh Pork	$39,029,801	82.67%	$27,779,537	86.01%	40.5%
Frozen Pork	2,731,784	5.79%	3,426,644	4.92%	-20.28%
Processed Food Products	5,451,287	11.55%	3,963,288	9.07%	37.54%
Total Cost of Sales	$47,212,872	100%	$35,169,469	100%	34.24%

The following table shows our cost of sales in the first quarter of each of 2010 and 2009 as a percentage of sales within each product group.

Product Category:	Cost of Sales First Quarter 2010	% of Product Group Sales	Cost of Sales First Quarter 2009	% of Product Group Sales	% Change Product Group Sales
Fresh Pork	$39,029,801	87.29%	$27,779,537	88.05%	0.76%
Frozen Pork	2,731,784	83.29%	3,426,644	86.62%	-3.33%
Processed Food Products	5,451,287	72.51%	3,963,288	73.56%	1.05%
Total Cost of Sales	$47,212,872	72.51%	$35,169,469	86.00%	13.49%

Our cost of sales of fresh pork products increased by 40.5% and by 0.76% as a percentage of sales of fresh pork products, in each case as compared to the first quarter of 2009. The large increase in the overall cost of sales for this product resulted primarily from the period over period increase in sales volume. Conversely, our cost of sales of frozen pork products decreased by 20.28% and by 3.33% as a percentage of sales of frozen pork products, in each case as compared to the first quarter of 2009,  This large decrease in  the overall cost of sales of this product resulted primarily from the period over period decrease in sales volume. During the first quarter of 2010, the cost of sales of processed food products increased by 37.54% and 1.05% as a percentage of sales of processed food products, in each case as compared to the same period last year. The large increase in the overall cost of sales for this product resulted primarily from the period over period increase in sales volume. ..

The following table shows the estimated average per-kilogram price we paid for live pigs in 2010 and 2009:

	Average Unit Price Per Kilogram in 2010 (in $US)	Average Unit Price Per Kilogram in 2009 (in $US)	Price Increase (decrease) (in $US)	% Increase(decrease) from 2009 to 2010
First Quarter	1.59	1.77	$(0.18)	(10.17)%
Second Quarter	-	1.50	-	-
Third Quarter	-	1.75	-	-
Fourth Quarter	-	1.70	-	-

Gross Profit. Gross profit was $8,297,249 for the three months ended March 31, 2010 as compared to $5,724,454 for the three months ended March 31, 2009, representing an increase of $2,572,795, or approximately 44.94%. Management attributes the increase in gross profit the lower average cost of live pigs and increased sales volume of frozen pork and processed food products. Our gross profit as a percentage of sales remained relatively consistent, yielding 17.86% in the first quarter of 2010 as compared to 16.16% in the first quarter of 2009.

The following table presents our gross profit for the three months ended March 31, 2010 and 2009. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit First Quarter of 2010	% of Product Group Sales	Gross Profit First Quarter of 2009	% of Product Group Sales	% of increase from First Quarter of 2009 to First Quarter of 2010
Fresh Pork	$5,682,174	12.71%	$3,770,617	11.95%	50.70%
Frozen Pork	547,958	16.71%	529,462	13.38%	3.49%
Processed Food Products	2,067,117	27.49%	1,424,375	26.44%	45.12%
Total Gross Profit	$8,297,249	14.95%	$5,724,454	14.00%	6.79%

In the first quarter of 2010, the gross profit of each of the fresh pork and processed pork segment increased by 50.70% and 45.12% as compared to the same period last year principally due to lower average cost of live pigs and increased sales volume of the fresh pork segment. The processed food products segment continued to yield period over period a gross profit amount that was the highest among all the product groups as a percentage of product group sales.  Because of the reduction in the average cost of live pigs, we were able to increase our gross profit for the frozen pork segment slightly even though we had a decrease in both sales volume and average price to customers in that product.  .

Selling Expenses. Selling expenses totaled $341,016 for the three months ended March 31, 2010, as compared to $864,959 for the three months ended March 31, 2009, a decrease of $523,943 or 60.57%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $576,370 for the three months ended March 31, 2010 as compared to$559,113 for the same period in 2009, an increase of $17,257 or 3.09%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the first quarter of 2010, we had total other expenses of $414,510 as compared to $106,001 for the first quarter of 2009, excluding a compensatory expense arising from the expected release of 482,955 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See Note 19 of the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.  Our total other expenses in the first quarter of 2010 increased by $308,509, or 291.04% as compared to other expenses in the same period in 2009 excluding the compensation charge from the expected escrow release.  This increase in total other expenses is primarily attributable to an increase in interest expense on bank indebtedness..

Net Income. Net income for the three months ended March 31, 2010 was $6,513,606 as compared to $3,914,173 for the same period in 2009, an increase of $2,599,433 or 66.41%. This increase in net income is attributable to the factors described above, but also generally to the fact that  sales volume of fresh pork and processed food product significantly increased period over period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Three Months Ended March 31, 2010

As of March 31, 2010, we had cash and cash equivalents of $12,637,572, other current assets of $106,414,360 and current liabilities of $64,397,263. On March 31, 2009, we had $4,138,898 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $32,161,423 for the three months ended March 31, 2010, while net cash flow used in operating activities was $2,451,554 in the same period of 2009.  The large increase in the net cash used in operating activities for the first quarter of 2010 reflects an upfront payment made by us to suppliers for the purchase of hogs.   This up-front payment was made in order to procure high-quality pigs at a relatively preferential price. This payment was made as part of the hog purchase arrangement with the Group which we entered into on December 19, 2007 and is described in further detail below under “Contractual Obligations.”

Net cash used in investing activities was $11,830,158 for the three months ended March 31, 2010, compared to cash used in investing activities of $3,496,845 in the same period of 2009. This change is primarily due to an increase of $11,702,579 in restricted cash in the first quarter of 2010, representing compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding notes payable, and the funds are only allowed to be used to settle bank indebtedness.

Net cash sourced from financing activities was $14,630,790 for the three months ended March 31, 2010, as compared to net cash sourced from financing activities of $4,390,442 in the same period of 2009.  This increase resulted principally from an increase in our borrowings from banks during the first quarter of 2010 as compared to the same period of 2009.  These additional borrowings are short-term loans, and were used for operational purposes.

Capital Commitments

In the first quarter of 2008, we relaxed our credit policy for certain of our major customers, permitting them up to a two-month grace period for payment for goods, where previously no such grace period was provided. Management expects that in the short term, this revised credit policy will result in an increase in accounts receivable, and a corresponding reduction in our cash position. Management does not anticipate that this change in our credit policy will result in any deficiency of working capital.  Over the first quarter of 2010, however, accounts receivable decreased from $39,876,187 to $23,804,756.  This decrease was primarily the result of certain customers paying down their outstanding accounts receivable at the beginning of a calendar year, and our efforts to encourage our sales agents to make payments in cash through our use of sales discounts given to some of our sales agents.

Uses of Liquidity

Our cash requirements through the end of fiscal 2010 will be primarily to fund daily operations for the growth of our business. Management will consider acquiring additional manufacturing capacity for processed foods in the future to strengthen and stabilize our manufacturing base.

Sources of Liquidity

Our primary sources of liquidity for our short-term cash needs are expected to be from cash flows generated from operations and cash and cash equivalents currently on hand. We believe that we will be able to borrow additional funds if needed.

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2010. For our long-term cash needs, we may consider a number of alternative financing opportunities, which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our products or services and expand our business through our own cash flows from operations.

As of March 31, 2010, we had short-term loans outstanding $ 30,572,988 in aggregate borrowings from Bank of China, Shanghai Pudong Development Bank,the Agriculture Bank of China, Bank of East Asia and Bank of Huaxie, and on which we pay interest at average rates of 6.06% per annum.  As of March 31, 2010, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese RMB. However, we report our financial results in U.S. Dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. Dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the three months ended March 31, 2010 and 2009, which was in each instance a gain, was $14,262 and $1,057, respectively.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of March 31, 2010, the market foreign exchanges rate was increased to 6.8361 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar may negatively impact our gross margins in the future.

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

The following tables summarize our contractual obligations as of March 31, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$30,572,988	$30,572,988	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$137,240,732	$137,240,732	$-	$-	$-
Total Contractual Obligations:	$167,813,720	$167,813,720	$-	$-	-

As indicated in the table, as of March 31, 2010, we had $137,240,732 in purchase obligations, which relates to our agreement for the purchase and sale of hogs. On December 19, 2007, we entered into a hog purchase agreement whereby the Group will provide, at fair market prices, a minimum number of hogs to us.

At March 31, 2010, management projected minimum quantities of hogs as detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010 (April to Dec)	666,735	$205.84	$137,240,732

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2010, we had approximately $12,637,572 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $14,262 and $1,057 in the three months ended March 31 of 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) . Our chief executive officer and our chief financial officer solely as a result of the significant weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our chief executive officer and our chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective.

Other than our appointment of (i) Sharon Xiaorong Tang as our chief financial officer and (ii) the addition of three independent directors to our board, together with the establishment of three board committees, including an audit committee on our board (as described in our Current Reports on Form 8-K dated March 31, 2010 and March 23, 2010, respectively), there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We are not aware of any material existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our current directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 OTHER INFORMATION

Not applicable.

ITEM 5 EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

(a)             Exhibits:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: May 17, 2010	By:	/s/ Shi Huashan
Name: Shi Huashan
Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sharon Tang
Name: Sharon Tang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.