Form 10-K/A
period 2009-12-31
ENERGROUP HOLDINGS CORP
filed 2010-06-16
CIK 766659

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009, which was originally filed with the Securities and Exchange Commission on March 31, 2010. We are amending Item 1 Business of Part I, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data and Item 9A Controls and Procedures of Part II, and Item 13 Certain Relationships and Related Transactions and Director Independence of Part III.

Except as specifically referenced herein, this Amendment No. 1 to Annual Report on Form 10-K/A does not reflect any event occurring subsequent to March 31, 2010, the filing date of the original report.

ENERGROUP HOLDINGS CORPORATION

FORM 10-K/A
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

Following this corporate restructuring, PSI became the 100% owner and parent company of Chuming WFOE, which in turn owns 100% of the Chuming Operating Subsidiaries: the Meat Company, the Food Company and the Sales Company. The business and operations of the Chuming Operating Subsidiaries now comprise the principal business and operations of our company.

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

In December 2007, PSI completed a reverse-takeover transaction with a U.S. publicly reporting company, which resulted in our current corporate structure. Today, we are a U.S. public reporting company incorporated in the State of Nevada, and we own the Chuming Operating Subsidiaries that continue to operate in the city of Dalian, in Liaoning Province, China. Our common stock is quoted on the OTC Bulletin Board under the symbol “ENHD.OB.”

Concurrently with the closing of the reverse take-over transaction, on December 31, 2007 we closed our $17 million private placement financing involving the issuance of our common stock to 15 accredited investors. The financing yielded net proceeds to us of approximately $14.7 million.

In 2004, the Group formed the Chuming Operating Subsidiaries, which now form the core of our business, and these companies began producing and supplying fresh and processed meats under the Chuming brand name. Since then we have rapidly become a significant producer and supplier in China’s meat industry, and have achieved consistent profitability and growth since inception. In the last three years of operation, our sales have increased by 21.08% from 2008 to 2009, and 41.43% from 2007 to 2008, and our net income has increased by 29% from 2008 to 2009, and 49.83% from 2007 to 2008. We sell our products to consumers in northeastern China, which has a population of approximately 108 million. In particular, our current customers are concentrated in the Liaoning Province (which has a population of approximately 42 million), and we are the largest pork producer in Dalian City, which has a population of approximately 3 million, or 6 million including the greater metropolitan area. At present, all of our sales are within China, which is the largest pork-consuming nation in the world, with a total of 54 million metric tons consumed in 2006. Due to the rapid development of the Chinese economy, urbanization and strong income growth, we have observed that pork consumption patterns are changing and consumption levels are continuing to increase.

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

We have a 250,000 square meter campus which houses an international standards-based meat processing plant located in the city of Dalian in Liaoning Province, PRC. We have a total of five production lines and an aggregate capacity to slaughter approximately 1.5 million pigs per year. We purchase hogs from more than 3,000 farms in Liaoning Province and nearby areas, in addition to having an exclusive contract with farms owned and operated by the Group to supply us with live hogs in at local market prices. The Group provides breeding pigs, animal feed, vaccination, veterinary services and technology support to our subcontractor pig farmers, resulting in more favorable relations with these small independent suppliers.

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

The following is a summary of some of the types of Fresh and Processed Meat Products that we manufacture and how they are categorized:

Fresh Pork

The public generally perceives that fresh meat retains a better flavor as compared with frozen meat. As such, the price of fresh pork meat is approximately 20% higher than frozen pork meat. The other producers of fresh pork meat in the PRC are generally farm-based suppliers, which supply the areas around the farms. The key difference between our fresh pork and that of farm-based suppliers is that our fresh pork is produced and packed in a highly controlled sanitized environment in our own facilities. Therefore, consumers have added assurance that our fresh pork meat is safe for consumption.

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

Prepared Food Products

Our prepared food products include prepared pork, seafood and pig by-products, which accounted for 15.59% of our 2009 revenues.

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

Seafood Products.   Our prepared seafood products are made from fish, shrimp and other varieties of seafood. With our techniques of prepared food production, we prepare seafood products such as fish sausage and shellfish sausage. Seafood products accounted for approximately 5.8% of our revenue in 2009. Due to the abundance of seafood in Dalian as well as relatively high profit margins for these products, we plan to expand our seafood output in the future. The following is a description of the varieties of seafood products we offer:

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

Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production.  Due to a shortage in supply, live hog prices rose significantly in 2008.  However, during the first half of 2009, the average pork price declined as compared to the average price during the same periods in December 2008.  The decline in pork prices was due to a decline in demand which was the result of wide public perception that the swine flu epidemic in late April and early May affected the health and quality of pork produced during such time.  In  June 2009, in response to the decline in pork prices and demand, the Chinese government purchased and placed into  storage large quantities of pork products.  This was done to help reduce public fear that the pork supplies were contaminated due to the swine flu epidemic and as an attempt to cause  the pork price to rebound to a reasonable level.  This action by the PRC government helped to regain consumer confidence to increase the purchase of pork products, and as the demand began to rise, the prices of pork began to rise again in July 2009, and by the end of the year ultimately rose to a level higher than the prices seen during the first half of 2009.  The average price of pork for fiscal year 2009 was RMB 11.62 and for fiscal year 2008 was RMB 14.63, which was a 20.6% decline. The prices are now continuing to trend higher.

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

Our largest customer accounted for approximately 9% and 8.4% respectively of our total turnover for the years ended December 31, 2008 and 2009.  Our top five customers together accounted for approximately 37.5% and 39.3% of our total turnover for the years ended December 31, 2008 and 2009, respectively. None of our directors, their associates or any significant shareholder of the Company has any interest in any of our five largest customers.

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

After orders are gathered and processed at the Sales Company, our products are delivered utilizing our transportation fleet and through pick-up by certain accounts at our facilities. The quality of our fresh pork is highly dependent on the storage room and delivery vehicles once they leave the chill room. We currently operate 43 temperature-controlled vehicles, which we employ in our operations to help guarantee the freshness of pork at the point of delivery to customer locations in our primary market which is within a two-hour radius of Dalian.

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

Advertising and Promotional Activities

Advertising and promotional expenses were $638,904 and $2,629,853 for the years ended December 31, 2009 and 2008, respectively. Our advertising and marketing expenditures decreased considerably from $2,629,853 in 2008 to $638,904, which was partly attributable to outsourcing some of the marketing and promotion of our products to our independent sales agents, and in return giving gave them bigger discounts and incentives on our products. The Company believes that advertisements can be handled more effectively at a regional and local level by the sales agents individually, and at the same time it is also more cost effective for the Company. In 2009, we allocated more of our resources to increase the advertising and promotional activities aimed at higher performing regions, retailers and supermarkets.

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

Intellectual Property Rights

Due to our advertising efforts and the consistent quality of our products, our management believes that consumers in the PRC have come to associate our “Chuming™” brand name with quality meat products. Thus, our management believes that the goodwill in the “Chuming™” branding is a valuable asset to us. The “Chuming” trademark and rights to the “Huayu” trademark application in the PRC are owned by Dalian Chuming Industry Development Co., Ltd., a subsidiary of the Group.  We have been granted a perpetual fully paid up license to use both of these trademarks in connection with our business under two trademark agreements with Dalian Chuming Industry Development Co., Ltd.

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

We have also opened offices in eleven cities outside of Dalian. We have entered into leasing agreements for these office spaces for terms ranging from one and three years. These offices are mainly sales offices and they are generally very small in size. They are located in surrounding cities, mainly in Liaoning Province. In total, we paid approximately $84,000 and $69,000 in rent in 2009 and 2008 for these eleven offices, respectively.

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 7.94%) in 2009.

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

Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government (as it pertains to the pork industry) has implemented a number of policies to encourage pork production.  Due to a shortage in supply, live hog prices rose significantly in 2008.  However, during the first half of 2009, the average pork price declined as compared to the average price during the same periods in December 2008.  The decline in pork prices was due to a decline in demand which was the result of wide public perception that the swine flu epidemic in late April and early May affected the health and quality of pork produced during such time.  In  June 2009, in response to the decline in pork prices and demand, the Chinese government purchased and placed into  storage large quantities of pork products.  This was done to help reduce public fear that the pork supplies were contaminated due to the swine flu epidemic and as an attempt to cause  the pork price to rebound to a reasonable level.  This action by the PRC government helped to regain consumer confidence to increase the purchase of pork products, and as the demand began to rise, the prices of pork began to rise again in July 2009, and by the end of the year ultimately rose to a level higher than the prices seen during the first half of 2009.  The average price of pork for fiscal year 2009 was RMB 11.62 and for fiscal year 2008 was RMB 14.63, which was a 20.6% decline. The prices are now continuing to trend higher.

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

Earnings Per Share

We compute earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (“FASB ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). FASB ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company’s basic EPS reflects earnings that are available to common shareholders for the year.  The numerator in the basic and diluted EPS calculation was the net income of the Company.  The Company did have any to add back to its diluted EPS calculation because it did not have any convertible securities (such as convertibles notes or convertible preferred stock) outstanding.  The number of shareholders in the calculation is on weighted average basis.  The Company did not issue any stock for the year; however the number disclosed in the weighted average shares outstanding is equal to the total shares outstanding less the shares held in escrow, which, for the purposes of calculating EPS are considered contingent.  The contingent shares are considered potentially dilutive securities; therefore, they are include in the diluted EPS calculation.  The Company also considered but excluded the potentially dilutive effect of the warrants outstanding issued to the placement agent in the 2007 financing transaction.  They were exclude because they would have been antidilutive based on the Company weighted average stock price for the 2009.  The warrants were potentially dilutive in 2008, therefore, they were included in the diluted EPS calculation for 2008.

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

Sales. Our sales include revenues from sales of our Fresh Pork, Frozen Pork, and Processed Food Products. During the year ended December 31, 2009, we had sales of $213,545,175, as compared to sales of $176,360,013 for the year ended December 31, 2008, an increase of approximately 21.08%. This increase consisted of an increase in the sales of Fresh Pork of $ 16.5 million or 11.66%, from $141.8 million in 2008 to $158.3 million in 2009, an increase in the sale of Frozen Pork of $7.7 million or 54.14%, from $14.1 million to $21.8 million, and an increase in the sale of Processed Food Products of $12.9 million or 62.95%, from $20.4 million in 2008 to $33.3 million in 2009.  In 2009, we reduced our average per-kilogram sale prices to our customers, which coincided with a decrease in the average cost of live pigs and other production costs as compared to fiscal year 2008.  The average price of pork for fiscal year 2009 fell 20.6%, from RMB 14.63 in fiscal year 2008 to RMB 11.62 in fiscal year 2009.  The average per-kilogram sales price for our Fresh Pork, Frozen Pork and Processed Foods to customers decreased by 25.25%, 33.01% and 69.13%, respectively, compared to the prior year.

Our sales volume of products (by weight) increased considerably for Fresh Pork and Frozen Pork by 49.38% and 130.09%, respectively, compared to 2008.  We usually sell our Fresh Pork through our independent sales agents and supermarkets.  Our profit margin for sales through supermarkets is generally higher than other channels, which is the reason why we are continuing to actively pursue this particular sales channel.  In 2009, many of our sales agents were able to achieve higher sales since we implemented the extension of payment terms to creditworthy customers.  Since many of our sales agents are long standing customers with good credit, they were able to take advantage of the extension of payment terms to generate greater cash flow and to create higher sales in 2009.  Another factor attributable to the increase of sales and sales volume was that we increased the number of our sales agents and showcase stores from 9,200 in 2008 to 9,659 in 2009.  Management believes that this increase in sales and sales volume resulted from increased consumer demand, and increased consumer awareness of our brand and availability of our products, much of which resulted from the activities of our sales agents.  We were able to achieve these results even though prices per unit sold to sales agents reflect a discount in recognition of the sales agents’ marketing contributions.  However, the sales volume of our Processed Food Products decreased slightly in 2009, with 3.65% less sales volume compared to the prior year.

Cost of Sales. Cost of sales for 2009 increased by $33,597,241 or 22.43%, from $149,794,249 for the year ended December 31, 2008 to $183,391,490 for the year ended December 31, 2009. The increase in cost of sales was mainly attributable to an increase in sales volume. Our cost of sales for our various product categories in 2009 is summarized as follows:

	(In thousands of U.S. Dollars)
		% of		% of
	2009	Sales	2008	Sales
Fresh Pork	$141,174	77%	$121,742	81.2%
Frozen Pork	17,438	9.5%	11,026	7.4%
Processed Food Products	24,779	13.5%	17,026	11.4%
Total Cost of Sales:	$183,391	100%	$149,794	100%

The following table shows the average per-kilogram price we paid for live pigs in 2009 and 2008:

	Average Unit Price Per Kilogram in 2009 (in RMB)	Average Unit Price Per Kilogram in 2008 (in RMB)	Price Increase/(Decrease) (in RMB)	% Increase/(Descrease) from 2008 to 2009
First Quarter	12.06	16.00	(3.94)	(24.63)%
Second Quarter	10.27	15.76	(5.49)	(34.84)%
Third Quarter	11.95	14.43	(2.48)	(17.19)%
Fourth Quarter	12.23	14.43	(2.2)	(15.25)%

Our average price paid for live pigs in 2009 decreased from RMB14.63 per kilogram to  RMB11.62 per kilogram or by approximately 20.6% for 2009, as compared with the prior year.  Even though our cost decreased year over year, our average cost fluctuated during 2009, continuing to decrease during the first two quarters, and then increasing in the last two quarters but still ending the year below 2008 levels.  We believe that the price we pay for our pigs is in-line with the applicable local market price but may differ in certain situations depending on the grade of pig purchased, which ranges from grade 1 through 4.  We believe that the changes in the prices that we pay for live pigs, even though price fluctuations may reduce or increase cost of sales, is generally offset by changes in revenue resulting from similar, directional price changes in the average per kilogram sales price of our products.

In 2009, we experienced price increases in electricity, water and coal, all of which we use in our production process.  However, this increase in utilities was in proportion to the increase of our sales volume, and not due to an increase in the unit price of the utilities, with the exception of coal for which the unit price did increase slightly.  Total wages increased in 2009 due to the addition of new employees to handle the increase of our sales, but the salaries of our employees remained stable.  Lastly, similar to 2008, we experienced slight increases in transportation and delivery costs in 2009, corresponding with the increased sales.   Management also believes that productivity remained steady, with no significant changes from 2008 to 2009. Our increased use of sales agents did not increase our cost of sales as unit price discounts granted to sales agents during a given period are reflected as a reduction in sales for that period.  Instead, operating expenses were decreased because the marketing activities of our sales agents allowed us to decrease our direct marketing expenses.

Gross Profit. Gross profit was $30,153,685 for the year ended December 31, 2009 as compared to $26,565,764 for the year ended December 31, 2008, representing an increase of $3,587,921, or approximately 14%.  The gross profits for Fresh Pork, Frozen Pork and Processed Foods in 2009 were $17,161,348, $4,352,234 and $8,498,235, respectively.  Management attributes the increase in gross profit to strong increases in sales, driven by strong demand for our products.  In 2009, though the price of fresh pork and frozen pork was decreased, the strong demand for these two products led to the increase in gross profit in 2009. Our gross profit as a percentage of sales was 14.12% in 2009 as compared to 15.04% in 2008. The slight decrease in gross profit as a percentage of sales was attributable to lower sales prices per unit. Any reduction in sales due to discounts granted to sales agents did not have a material effect on gross profit due to the increase in sales generated by the marketing activities of the new sales agents, and the decrease in our direct selling expenses given our greater reliance on the marketing activities of the sales agents. We believe that, in the long run, the increased end users of our products generated by sales agents will outweigh any discounts granted to sales agents.

The table below presents gross profit and the associated margin for each product group in 2009 and 2008.

	2009
	Sales by Product	% of Sales	Cost of Sales by Product	% of Cost of Sales	Gross Profit by Product	% of Gross Profit
Fresh Pork	158,440,717	74.20%	141,174,109	76.98%	17,266,608	57.26%
Frozen Pork	21,804,771	10.21%	17,438,051	9.51%	4,366,720	14.48%
Processed Food Products	33,299,687	15.59%	24,779,330	13.51%	8,520,357	28.26%
Sales	213,545,175	100.00%	183,391,490	100.00%	30,153,685	100.00%

	2008
	Sales by Product	% of Sales	Cost of Sales by Product	% of Cost of Sales	Gross Profit by Product	% of Gross Profit
Fresh Pork	141,801,862	80.40%	121,742,234	81.27%	20,059,628	75.51%
Frozen Pork	14,136,226	8.02%	11,026,256	7.36%	3,109,970	11.71%
Processed Food Products	20,421,925	11.58%	17,025,759	11.37%	3,396,166	12.78%
Sales	176,360,013	100.00%	149,794,249	100.00%	26,565,764	100.00%

The decrease in our gross profit margin results from (i) the active policy of the PRC government to avoid spikes in the prices of food products like pork considered to be necessities for consumers, thereby reducing our average sales price per kilogram and (ii) our revenue being affected downward because we have issued larger discounts to sales agents.  Given that our larger use of sales agents has reduced our selling expenses in a larger amount than our extension of discounts to sales agents reduced revenue, on a non-GAAP, aggregate basis, these items have had a net positive effect on net profit.  On a GAAP basis, this increase was overshadowed by the compensatory expense related to the release of our shares held in escrow.

		2009
Type of Cost Product Type		Raw Materials	Utilities	Labor	Depreciation	Other	Total
Fresh Pork	Product Cost Composition in $	$139,055,196	$303,024	$344,232	$994,686	$476,971	$141,174,109
	Product Cost Composition in %	98.50%	0.21%	0.24%	0.70%	0.34%	100.00%
Frozen Pork	Product Cost Composition in $	$17,176,320	$37,430	$42,520	$122,865	$58,916	$17,438,051
	Product Cost Composition in %	98.50%	0.21%	0.24%	0.70%	0.34%	100.00%
Processed Food Products	Product Cost Composition in $	$23,195,189	$346,866	$354,719	$759,172	$123,384	$24,779,330
	Product Cost Composition in %	93.61%	1.40%	1.43%	3.06%	0.50%	100.00%
Cost of Sales		$179,426,705	$687,320	$741,471	$1,876,723	$659,271	$183,391,490

		2008
Type of Cost Product Type		Raw Materials	Utilities	Labor	Depreciation	Other	Total
Fresh Pork	Product Cost Composition in $	$119,762,993	$307,382	$350,557	$999,010	$322,292	$121,742,234
	Product Cost Composition in %	98.37%	0.25%	0.29%	0.82%	0.26%	100.00%
Frozen Pork	Product Cost Composition in $	$10,846,995	$27,840	$31,750	$90,481	$29,190	$11,026,256
	Product Cost Composition in %	98.37%	0.25%	0.29%	0.82%	0.26%	100.00%
Processed Food Products	Product Cost Composition in $	$15,596,680	$271,565	$361,030	$701,548	$94,937	$17,025,759
	Product Cost Composition in %	91.61%	1.60%	2.12%	4.12%	0.56%	100.00%
Cost of Sales		$146,206,668	$606,787	$743,337	$1,791,039	$446,419	$149,794,249

Other than changes in our costs for live pigs, our costs have remained stable and the percentages of cost of sales reflected by our major cost drivers have experienced minimal changes. Our overhead costs, which include utilities, labor, depreciation, and miscellaneous expenses, have decreased slightly as a percentage of cost of sales reflecting economies of  are being spread over a greater volume of sales.

Selling Expenses. Selling expenses totaled $2,151,988 for the year ended December 31, 2009, as compared to $5,147,366 for the year ended December 31, 2008, a decrease of $2,995,378 or 58.2%.  The decrease in our selling expenses in 2009 is attributable to the increase of sales to sales agents, through whom selling expenses are lower than through other sales channels because we do not have to market our products to end users who buy our products from sales agents. In fact, our advertising and marketing expenditures decreased considerably because the major part of the marketing and promotion of our products were handled directly by sales agents.  In return for these services, we granted our sales agents larger discounts and incentives on our products.

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

Other Income (Expense). Our other income (expense) consisted of Other Income, Interest Income, Other Expenses, Interest Expense, and Release of Escrowed Make Good Shares. We had total Other Expenses of $17,349,307 for the year ended December 31, 2009 as compared to $11,385,383 for the year ended December 31, 2008, an increase of $86,515, or 30.38%. The substantial increase in Other Expenses in 2009 was primarily attributable to the accrual of the expected release of escrowed shares pursuant to a make good agreement related to the Exchange Transaction and Financing on December 31, 2007. Our Other Income (Expense) for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009	2008
Other Income (Expenses)
Other Income	43,568	5,780
Other Expense	(91,943)	(100,183)
Interest Income	198,259	284,774
Interest Expense	(1,031,197)	(953,460)
Release of Escrowed Make Good Shares	(16,467,994)	(10,622,294)
Total Other Income and Expense	(17,349,307)	(11,385,383)

Pursuant to such make good agreement, a total of 3,863,636 shares of our common stock held by a trust, the beneficiaries of which include our CEO Mr. Shi Huashan and his family, were deposited into a make good escrow account.  These shares were to be released back to Mr. Shi and his family if the Company met the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  In the event that the Company did not meet the aforementioned financial targets, the escrowed shares would be released, on a pro-rata basis, to the investors in the Financing. In accordance with a settlement agreement that we signed with certain investors in the Financing, the 1,931,818 shares held in escrow in connection with the 2008 earnings targets have been released.  In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company has recorded a compensatory expense for the shares with a corresponding credit to the Company’s contributed paid in capital.  The compensatory expense in the aggregate is equal to $16.5 million and $10.6 million for the years ended December 31, 2009 and 2008.  For the year ended December 31, 2009, the Company has met its financial target, and therefore the remaining 1,931,818 shares will be released.

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

On December 30, 2009, we entered into a settlement agreement (the “Settlement Agreement”) with certain investors (the “Investors”) in our December 2007 $17 million common stock financing (the “Financing”). Pursuant to the Settlement Agreement, we agreed to new arrangements with the Investors regarding (i) the release of certain “make good” shares placed into escrow by certain our affiliates in connection with the Financing, (ii) the potential waiver of $1.7 million of liquidated damages owed by the Company in connection with the Financing (the “Liquidated Damages”) if a resale registration statement relating to the shares of our common stock held by the Investors is declared effective by March 31, 2010, or alternatively, if certain conditions are met, May 15, 2010 (the “S-1 Requirement”),and (iii) the release of certain cash amounts that were held back pending our appointment of independent directors and our appointment of a new Chief Financial Officer.  The make good shares have been released to our affiliate and the cash holdback amounts  have been released to us (less the $1.7 million Liquidated Damages amount) because we have satisfied the conditions precedent set forth in the Settlement Agreement for the release of those shares and holdback amounts.  Certain conditions also have been met so as to extend the deadline for the S-1 Requirement to May 15, 2010. If we meet the S-1 Requirement by May 15, 2010, then the $1.7 million Liquidated Damages amount will be released to us within 10 days of the deadline.  If we do not meet the S-1 Requirement by May 15, 2010, then the $1.7 million Liquidated Damages amount will be released to the Investors on a pro rata basis within 10 days of the deadline.  The parties have agreed that, subject to the receipt of the make good shares and holdback amounts in accordance with the Settlement Agreement, to waive and release one another from all other claims relating to the matters governed by the Settlement Agreement.  In May 2010, all the investors who are parties to the Settlement Agreement agreed to extend the deadline for the S-1 Requirement to June 30, 2010.

Net cash flow sourced in financing activities was $9.52 million in fiscal 2009 as compared to net cash used from financing activities of $1.44 million in fiscal 2008. We borrowed additional monies in fiscal year 2009 because the term of certain of our credit facilities was expiring, and we determined that, given the tightening of credit in China, that it would be in our best interest to take this extension of credit when available. We plan to use the cash sourced in financing activities for general working capital purposes. The Company maintains three revolving bank loans with the Bank of China (Liaoning Branch) in the term of 12 months and one bank   loan with the Agricultural Bank of China (Wafangdian Branch) in the term of 3 months, one bank loan with the Shanghai Pudong Development Bank (Dalian Branch) in the term of 12 month and one bank loan with the Bank of East Asia (Dalian Branch) in the term of 12 months. The amount of credit and interest rate of the bank loans are re-negotiated at the end of each term, and the parties re-execute a new revolving loan agreement every year after negotiation.   Compared to 2008, the total amount of our revolving bank loans increased by $ 9.52 million in 2009.  For additional details concerning the repayment, see Note 9(B) in the footnotes to our financial statements included with this report.

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

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$15,942,197	$15,942,197	$-	$-	$-
Other Indebtedness	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Leases	$-	$-	$-	$-	$-
Purchase Obligations	$164,674,737	$164,674,737	$-	$-	$-
Total Contractual Obligations:	$180,616,934	$180,616,934	$-	$-	-

As indicated in the table, as of December 31, 2009 we had $164,674,737 in purchase obligations, which relates to our agreement for the purchase and sale of hogs. On December 19, 2007, we entered into a hog purchase agreement whereby the Group will provide, at fair market prices, a minimum number of hogs to us.

At December 31, 2009, management projected minimum quantities of hogs as detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010	800,000	$205.84	$164,674,737

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Energroup Holdings Corporation

Audited Consolidated Financial Statements

December 31, 2009 and 2008

(Stated in US Dollars)

Energroup Holdings Corporation

Contents	Pages

Report of Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2 – F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders’ Equity	F-5 – F-6

Consolidated Statements of Cash Flows	F-7 – F-8

Notes to Consolidated Financial Statements	F-9 – F-32

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have audited the accompanying consolidated balance sheets of Energroup Holdings Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Energroup Holdings Corporation
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

	Notes	At	At
		December 31,	December 31,
ASSETS		2009	2008
Current Assets
Cash	2(D)	$41,984,101	$5,695,798
Restricted Cash	3	2,176,224	2,177,091
Accounts Receivable	2(E),4	39,876,187	18,661,065
Other Receivable		591,025	2,162,412
Related Party Receivable	5	-	10,919,777
Inventory	2(F),6	3,683,989	6,051,109
Purchase Deposit	2(G)	844,964	1,453,861
Prepaid Expenses		30,103	62,734
Prepaid Taxes		231,567	334,413
Deferred Tax Asset	2(Q)	468,922	643,609
Total Current Assets		89,887,082	48,161,869

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	23,727,484	25,794,151
Land Use Rights, net	2(I),8	13,175,559	13,430,435
Construction in Progress	2(J)	6,692,837	3,262,146
Other Assets		-	34,807
Total Assets		$133,482,962	$90,683,408

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	9(A)	$15,942,197	$6,419,422
Notes Payable		7,312,935	-
Accounts Payable		3,272,626	7,695,208
Taxes Payable		6,987,848	2,341,971
Other Payable		2,096,958	2,318,142
Accrued Liabilities		1,922,105	1,724,266
Customer Deposit	2(L)	2,416,613	3,258,752
Related Party Payable	5	2,307,429	-
Total Current Liabilities		42,258,711	23,757,761

Long Term Liabilities
Bank Loans	9(B)	-	-

Total Liabilities		$42,258,711	$23,757,761

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(Stated in US Dollars)

		At	At
	Notes	December 31,	December 31,
Stockholders' Equity		2009	2008

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at December 31, 2009 and 2008.		$-	$-

Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at December 31, 2009 and 2008.	10	21,137	21,137

Additional Paid in Capital		42,530,331	26,062,337
Statutory Reserve	2(M),11	2,077,488	2,077,488
Retained Earnings		41,329,899	35,275,457
Accumulated Other Comprehensive Income	2(N)	5,265,396	3,489,228

Total Stockholders' Equity		91,224,251	66,925,647

Total Liabilities & Stockholders' Equity		$133,482,962	$90,683,408

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Operations
For the years ended December 31, 2009 and 2008
(Stated in US Dollars)

		For the	For the
		year ended	year ended
	Note	December 31,	December 31,
		2009	2008
Sales	2(O),22	$213,545,175	$176,360,013
Cost of Sales	2(P)	183,391,490	149,794,249
Gross Profit		30,153,685	26,565,764

Operating Expenses
Selling Expenses	2(Q)	2,151,988	5,147,366
General & Administrative Expenses	2(R)	2,507,688	2,675,661
Total Operating Expense		4,659,676	7,823,027

Operating Income/(Loss)		25,494,009	18,742,737

Other Income (Expenses)
Other Income		43,568	5,780
Other Expense		(91,943)	(100,183)
Interest Income		198,259	284,774
Interest Expense		(1,031,197)	(953,460)
Release of Escrowed Make Good Shares		(16,467,994)	(10,622,294)
Total Other Income and Expense		(17,349,307)	(11,385,383)

Earnings before Tax		8,144,702	7,357,354

(Income Tax Expense)/Deferred Tax Benefit	2(V),14	(2,090,260)	(520,089)

Net Income		$6,054,442	$6,837,265

Earnings Per Share	2(Y),16
- Basic		$0.35	$0.40
- Diluted		$0.29	$0.32

Weighted Average Shares Outstanding
- Basic		17,272,756	17,272,756
- Diluted		21,136,392	21,182,756

	For the	For the
	year ended	year ended
	December 31,	December 31,	Accumulated
Comprehensive Income	2009	2008	Totals
Net Income	$6,054,442	$6,837,265	$12,891,707
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,776,168	528,277	2,304,445
	$7,830,610	$7,365,542	$15,196,152

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

Independent sales agents are customers of the Company.  They do not have the right to return products for refunds.  Accordingly, the Company does not provide sales allowances for products sold to customers.

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

The restricted cash reflects funds received from the financing transaction described in Note 19 that has been held in an escrow with US Bank in the United States that requires releases authorized by the lead investor.  The balance remaining in the escrow account is attributed to two criteria the Company was not able satisfy by prescribed dates in accordance to the financing transaction.  The two unfilled criteria were: (1) hiring of a Chief Financial Officer within 90 days of the closing of the financing transaction that met the approval of the investors and (2) appointment of a successor auditor.  If criteria (1) and criteria (2) had been met, $1,500,000 and $500,000 of funds would have been released to the Company, respectively.  The amount in excess of the total of the $2,000,000 million subject to the aforementioned criteria was comprised of unused funds earmarked for the payment to a third party investor relation firm from a list prescribed by the investors and any interest earned between December 31, 2007 and December 31, 2009.  The amount earmarked for the investor relations firm was approximately $170,000, and the balance of approximately $6,000 was related to interest earned.  The Company has also classified these funds as restricted because they remain in the escrow account which is subject to release by the investors.  The criteria for restriction of the funds have been modified in accordance to a settlement agreement entered into by the Company and the investors in the financing transaction in Note 19, on December 30, 2009.  Refer to Note 20 for further details on the settlement agreement that modifies the restrictions.  The Company believes that is has properly accounted for the entire amount of $2,176,224 held in escrow as restricted as of December 31, 2009 for the following two reasons: (1) the Company was not able to freely access those funds, and (1) the modification of the terms covered in the settlement agreement were subject to events that would occur subsequent to the December 31, 2009.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

4.	Accounts Receivable

Accounts Receivable at December 31, consisted of the following: -

	At	At
	December 31,	December 31,
	2009	2008
Accounts Receivable – Trade	$40,278,976	$18,849,560
Less: Allowance for Doubtful Accounts	(402,789)	(188,495)
Net Accounts Receivable	$39,876,187	$18,661,065

	At	At
	December 31,	December 31,
Allowance for Bad Debts	2009	2008
Beginning Balance	$(188,495)	$(84,723)
Allowance Provided	(214,294)	(103,772)
Charged Against Allowance	-	-
Ending Balance	$(402,789)	$(188,495)

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

6.	Inventory

	At	At
	December 31,	December 31,
	2009	2008
Raw Materials	$1,479,197	$867,549
Work in Progress	95,051	241,738
Finished Goods	2,109,741	4,941,822
	$3,683,989	$6,051,109

7.	Property, Plant & Equipment

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Buildings	$21,661,732	$(4,341,813)	$17,319,919
Manufacturing Equipment	9,983,958	(4,227,442)	5,756,516
Office Equipment	473,623	(397,488)	76,135
Vehicles	926,735	(664,628)	262,107
Furniture & Fixture	525,323	(212,516)	312,807
	$33,571,371	$(9,843,887)	$23,727,484

At		Accumulated
December 31, 2008:	Cost	Depreciation	Net
Buildings	$21,604,325	$(3,607,219)	$17,997,105
Manufacturing Equipment	10,061,608	(3,132,725)	6,928,883
Office Equipment	195,577	(150,670)	44,907
Vehicles	913,816	(477,265)	436,551
Furniture & Fixture	524,020	(137,317)	386,704
	$33,299,346	$(7,505,196)	$25,794,151

8.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	At	At
	December 31,	December 31,
	2009	2008
Land Use Rights, at Cost	$14,735,150	$14,407,503
Less: Accumulated Amortization	(1,559,591)	(977,068)
	$13,175,559	$13,430,435

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

9.	Bank Loans

(A)	Short Term Bank Loans

At December 31 2009 and 2008, the Company had the following short-term loans outstanding:

			At
			December 31,
Bank	Interest Rate	Due Date	2009
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	4,387,761
Bank of East Asia - Dalian Branch	5.841%	10/22/2010	2,193,881
			$15,942,197

			At
			December 31,
Bank	Interest Rate	Due Date	2008
Bank of China - Liaoning Branch	6.1586%	10/26/2009	$4,376,878
Bank of China - Liaoning Branch	7.3260%	10/17/2009	2,042,543
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

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd. has been given special tax-free status by the PRC government because of the Company’s standing as leader in its industry in Dalian.  Accordingly, the Company has not made a provision for income taxes in the PRC for the years December 31, 2009 and 2008.

Dalian Chuming Processed Foods Co. Ltd has provided for income taxes in years 2009 and 2008 in the amounts of $1,914,069 and $508,844, respectively.

Dalian Chuming Sales Co. Ltd. has not provided for income taxes in years 2009 and 2008 because it has incurred operating losses for those respective years.  The Company has chosen to derecognize its deferred tax assets arising from net operating losses in prior periods by expensing the asset to the income tax expense account.  The amounts expense related to de-recognition of deferred tax assets for the years ended December 31 2009 and 2008 were $176,191 and $11,246 respectively.  Management made the decisions of de-recognition based on new information such as changes in market conditions and the further streamlining of the Company’s business.  Management does not believe that previously accrued deferred tax assets will be used to reduce taxes payables at any point in the foreseeable future.  Management deemed the use of a valuation allowance inappropriate based on the circumstances in accordance to guidance provided under ASC 740-10-40.

Although the Company is subject to United States income taxes, it is a holding company with no operations or profits within the US borders.  The Company currently only incurs expenses in the United States that are associated with being a public company.

After accounting for special tax-free status and net operating loss of aforementioned subsidiaries, the consolidated taxable earnings were determined, and the consolidated tax expeneses were as follows: -

i.	2009	Tax expense	(2,090,260)
ii.	2008	Tax expense	(520,089)

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

15.	Commitments

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
		$92,085,862

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$175,070,968	$54,889,689	$32,573,276	$(172,646,851)	$89,887,082
Non Current Assets	24,795,021	18,567,360	232,971	528	43,595,880
Total Assets	199,865,989	73,457,049	32,806,247	(172,646,323)	133,482,962

Current Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Total Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Net Assets	76,128,001	11,660,605	(7,459,268)	10,894,913	91,224,251

Total Liabilities & Net Assets	$199,865,989	$73,457,049	$32,806,247	$(172,646,323)	$133,482,962

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2008	Company	Company	Company	Eliminations	Total
Current Assets	74,713,236	21,126,826	41,826,291	(89,504,485)	48,161,869
Non Current Assets	22,624,643	19,570,329	325,480	1,088	42,521,539
Total Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,397)	$90,683,408

Current Liabilities	42,293,135	34,796,536	45,747,947	(99,079,857)	23,757,761

Total Liabilities	42,293,135	34,796,536	45,747,947	(99,079,857)	23,757,761

Net Assets	55,044,744	5,900,619	(3,596,176)	9,576,460	66,925,647

Total Liabilities & Net Assets	$97,337,879	$40,697,155	$42,151,771	$(89,503,397)	$90,683,408

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

17.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2009	2008

Net Income (A)	$6,054,442	$6,837,265

Basic Weighted Average Shares Outstanding (B)	17,272,756	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	-	46,364
- Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 19)	3,863,636	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,182,756

Earnings Per Share:
- Basic (A)/(B)	$0.35	$0.40
- Diluted (A)/(C)	$0.29	$0.32

Weighted Average Shares Outstanding:
- Basic	17,272,756	17,272,756
- Diluted	21,136,392	21,182,756

18.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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

In connection with the sales of securities to accredited investors under the securities purchase agreement, Hunter Wise Financial Group, LLC (the “Placement Agent”), was compensated with a commission of $1,190,000 which is equal to 7.00% of the aggregate purchase price and a warrant to purchase the 386,364 shares of the Company’s common stock at an exercise price of $4.40 per share.  At December 31, 2009, the Company had adequate authorized capital to issue common shares upon the exercise of the warrant.

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

In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company has recorded compensatory expense for shares to be released from escrow by charging the Company’s earnings and recording a corresponding increase to the Company’s contributed paid in capital.  The Company recorded $16,467,994 and $10,622,294 of expense for the years ended December 31, 2009 and 2008, respectively.  The impacts to the Company’s earnings, on a per share basis, using 17,272,756 and 17,272,756 basic weighted average shares outstanding for the 2009 and 2008, respectively, were $0.95 and $0.61, respectively.  The company determined the expense based on a valuation on the Company’s common stock derived from multiples of non-GAAP earnings for 2009 and 2008.  The non-GAAP earnings reflect what net income would have been if the expense related to the release of escrow shares were not included in net income.  The earnings multiples employed were 8.00 and 6.67, for 2009 and 2008, respectively.  The Company believes that these estimates were both reliable and conservative because the valuations employed were higher than those indicated by the market during the 2009 and 2008 which leads to greater expenses charged to the Company’s earnings during those periods.  The terms and conditions related to the signatures required to release the shares in escrow back to the Chairman and CEO have been modified under the settlement agreement.  Refer to Note 20.  The release date of all of the escrow shares is also detailed in Note 20.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

20.	Settlement Agreement

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of and for the years ended December 31, 2009 and 2008

The Company believes it has satisfied all of the criteria set forth in the settlement agreement described above except for its Form S-1 Registration Statement that has yet to be declared effective by the US SEC by March 31, 2010.  The Company believes it has satisfied the criteria because on April 28, 2010, and February 20, 2010, the investors released 1,931,818 shares, and 1,931,818 shares, held in escrow, back to the Chairman and CEO as a result of the Company meeting its after tax net income requirements for both 2009 and 2008.
As of May 26, 2010, the Company’s S-1 Registration Statement has not been declared effective.  The investors have granted the Company an extension to gain effectiveness without penalty until June 30, 2010.  If the Company’s S-1 Registration Statement is not declared effective by June 30, 2010, it will be required to pay the $1.7 million in liquidated damages.

21.	Sales

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

On June 15, 2009, the Company’s operating subsidiary, Meat Company, after passing a qualification process, was selected to be a supplier to the Chinese National Pork Reserve; accordingly, the Company signed a long-term supplier agreement with the Chinese National Pork Reserve.  Under the terms of the agreement, the Company is to supply 30,000,000 kg of fresh pork to the Chinese National Pork Reserve, annually.  The agreement provides guidelines whereby the facility must use up and replenish 10,000,000 kg of fresh meat (approximately 150,000 hogs) every four months. The Company’s 2009 annual sales was $213,545,175 of which $5,669,348 (RMB 36,742,481), representing 2.66% of total sales, consisted of fresh pork sold to the Chinese National Pork Reserve.

Subsidy

The Company’s operating subsidiary, Meat Company, received from the Dalian City government, grants of $141,867 and $1,422,830 for 2009 and 2008, respectively.  The subsidy was given to the Company because it has earned positions of leadership in its industry and in the community.

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

As a result of the material weaknesses described below, our management concluded that as of December 31, 2009 we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework, issued by COSO.

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

	Common Stock Beneficially Owned
Named executive officers and directors:	Number of shares beneficially owned		Percentage of class beneficially owned
Shi Huashan	14,688,948	(1)	69.5%
Wang Shu	0		0%
Chen Fuyuan	0		0%
Ma Fengqin	0		0%
Wang Shuying	0		0%
Wenbing Christopher Wang	0		0%
Joseph Levinson	0		0%
All directors and executive officers as a group (5 persons)	14,688,948		69.5%

5% Shareholders:
Shine Gold Holdings Limited	10,690,668	(1)	50.6%
Shiny Snow Holdings Limited	1,948,890	(1)	9.2%
Smart Beat Limited	2,049,390	(1)	9.7%
Barry Kitt	2,045,454	(2)	9.7%

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

(2)
Barry Kitt exercises investment discretion and control over the shares of common stock of the Company held by The Pinnacle Fund, L.P., a Texas limited partnership (“Pinnacle”) and Pinnacle China Fund, L.P., a Texas limited partnership (“Pinnacle China”). Pinnacle Advisers, L.P. (“Advisers”) is the general partner of Pinnacle. Pinnacle Fund Management, LLC (“Management”) is the general partner of Advisers. Mr. Kitt is the sole member of Management. Pinnacle China Advisers, L.P. (“China Advisers”) is the general partner of Pinnacle China. Pinnacle China Management, LLC (“China Management”) is the general partner of China Advisers. Kitt China Management, LLC (“China Manager”) is the manager of China Management. Mr. Kitt is the manager of China Manager. As disclosed in the Schedule 13G filed on January 7, 2008, Pinnacle and Pinnacle China were the beneficial owners of 2,045,454 shares of Common Stock. Mr. Kitt may be deemed to be the beneficial owner of the shares of Common Stock beneficially owned by Pinnacle and Pinnacle China. Mr. Kitt expressly disclaims beneficial ownership of all shares of Common Stock beneficially owned by Pinnacle and Pinnacle China.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant’s annual report on Form 10-K for the period ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of June, 2010.

ENERGROUP HOLDINGS CORPORATION

By:	/s/ Shi Huashan
Shi Huashan
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Shi Huashan	Chief Executive Officer,	June 16, 2010
Shi Huashan	President, and Director (Principal Executive Officer)

/s/ Sharon Tang	Chief Financial Officer	June 16, 2010
Sharon Tang	(Principal Financial and Accounting Officer)

/s/ Wang Shuying	Director	June 16, 2010
Wang Shuying

/s/ Ma Fengqin	Director	June 16, 2010
Ma Fengqin

/s/Wenbing Christopher Wang	Director	June 16, 2010
Wenbing Christopher Wang

/s/Joseph Levinson	Director	June 16, 2010
Joseph Levinson