Form 10-Q/A
period 2010-03-31
ENERGROUP HOLDINGS CORP
filed 2010-06-22
CIK 766659

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

EXPLANATORY NOTE

We are filing this Quarterly Report on Form 10-Q/A (the “Amendment”) to amend Part I, Item 1, Financial Statements, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4T, Controls and Procedures, in the original Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”). This Amendment has been filed to revise and correct certain disclosures in the  Notes to Consolidated Financial Statements, add in the repayment plan for the $30.6 million in aggregate borrowings due during 2010 and to disclose in detail the weaknesses in internal controls that exist at March 31, 2010, in response to the Commission’s comment letters dated May 24, 2010 and June 11, 2010.

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Energroup Holdings Corporation

Reviewed Consolidated Financial Statements

March 31, 2010 and December 31, 2009

(Stated in US Dollars)

Energroup Holdings Corporation

Contents	Pages

Report of Registered Public Accounting Firm	3

Consolidated Balance Sheets	4- 5

Consolidated Statements of Operations	6

Consolidated Statements of Changes in Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8 – 9

Notes to Consolidated Financial Statements	10 – 34

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

The Company computes earnings per share (“EPS”) in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per share” (FASB ASC 260), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). SFAS No. 128 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as the income or loss available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., contingent shares, convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

On June 30, 2009, FASB issued FASB Statement No. 168, Accounting Standards Codification™ (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, FASB Accounting Standards Codification™ (ASC) became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is non-authoritative (not in FASB ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992. Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues Task Force (EITF) abstracts, or AICPA Accounting Statements of Position.  The Company has adopted and implemented the new accounting policy.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of March 31, 2010 and December 31, 2009
And for the three-month periods ended March 31, 2010 and 2009

4.	Accounts Receivable

Accounts Receivable at March 31, 2010 and December 31, 2009 consisted of the following: -

	At	At
	March 31,	December 31,
	2010	2009
Accounts Receivable – Trade	$24,045,208	$40,278,976
Less: Allowance for Doubtful Accounts	(240,452)	(402,789)
Net Accounts Receivable	$23,804,756	$39,876,187

	At	At
	March 31,	December 31,
Allowance for Bad Debts	2010	2009
Beginning Balance	$(402,789)	$(188,495)
Allowance Provided	-	(214,294)
Charged Against Allowance	-	-
Reversal*	162,337	-
Ending Balance	$(240,452)	$(402,789)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  As of March 31, 2010, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis at March 31, 2010 and December 31, 2009: -

	At	At
	March 31,	December 31,
	2010	2009
1-30 Days	$12,591,025	$17,757,223
30-60 Days	5,305,588	12,643,466
61-90 Days	2,383,173	5,004,370
91-120 Days	352,405	4,833,711
121-365 Days	3,413,017	40,206
Over 365 Days	-	-
Total	$24,045,208	$40,278,976

The Company believes it has provided adequate provisions for doubtful accounts. As of May 22, 2010, we had received settlement of more than 70% of the Accounts Receivable that were between 121-365 days outstanding. The Company believes that the subsequent settlement of accounts provides further evidence that its allowance for bad debt was adequate. In the past, the Company has not experienced any accounts that have become uncollectible.  As a result of the Company’s position in its industry and the type of products that it sells, which are considered consumer staples, it can exert significant influence and bargaining power on it customers, which includes, among others, the collection of outstanding accounts.  If in the event that the Company’s customers do not pay, they will be faced with the consequence that the Company will cease to supply its products to them, and that the Company can take legal action to recover losses.

*The Company has corrected an error in disclosure.  The $162,337 was previously described as a specific write off of uncollectible amounts, show in the “Charged Against Allowance” line item detailed above; this amount reflects a reversal of the allowance provided by the Company based on its gross accounts receivable outstanding.  The amount has been classified as a “Reversal”.  In accordance with SFAS 154 and SAB 99, the Company believes this correction of error is immaterial both quantitatively and qualitatively.  There was no impact to the Company’s financial position, result of operations, and cash flows for the periods presented.

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
		$7,312,935

The Notes do not carry a stated interest rate but do carry a specific due date.  These notes are negotiable documents issued by financial institutions on the Company’s behalf to vendors.  These notes can either be endorsed by the Vendor to other third parties as payment, or prior to coming due, they can discount these notes to other financial institutions.  These notes are short term in nature so the Company does not calculate an imputed interest on them.  These notes are collateralized by the Company’s deposits as described in Note 3.Restricted Cash.
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

As of March 31, 2010, we had short-term loans outstanding $ 30,572,988 in aggregate borrowings from Bank of China, Shanghai Pudong Development Bank,the Agriculture Bank of China, Bank of East Asia and Bank of Huaxie, and on which we pay interest at average rates of 6.06% per annum.  As of March 31, 2010, we did not have any standby letters of credit or standby repurchase obligations.  We intend to satisfy our short-term debt obligations that mature over the next 12 months through either additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders, or equity financings in the public capital market.

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

As of March 31, 2010, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the fiscal year ending December 31, 2010.

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

At March 31, 2010, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of March 31, 2010, the Company had not yet passed a formal resolution, however, Board has instructed Ms. Ma Feng Qin, a Board Member, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  In March 2010, the Company appointed two new independent directors who have experience in US public companies and whose expertise in US financial reporting standards is expected to be contributed to the Company. In addition, the Company has established an audit committee comprising of independent directors, which is expected to play an important role in enhancing the Company’s processes and procedures relating to internal control and corporate reporting including financial reporting..  The Company is in the process of identifying and hiring more professionals with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of March 31, 2010, the Company has hired a new Chief Financial Officer, however, as of the date hereof the Company continues to seek actively candidates for a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of March 31, 2010, the Company has created an internal audit department.  The effectiveness of this new department is currently under evaluation, and has yet to be determined.

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

As of March 31, 2010, the Company has implemented from an operational standpoint, a plan for the elimination of related party transactions unrelated to the Company’s core business transactions. Therefore, all related party transactions, except for the purchase of hogs which is conducted under an arms-length Hog Procurement Agreement, will be phased out and eliminated. The Company continues to develop desktop and closing procedures in order to report historical and remaining related party balances on a more timely and accurate basis. Contracts with related parties, which include netting agreements, have been formalized for past transactions; however, on going forward basis the Company is in the process of creating standardized contracts that will govern related party transactions that occur frequently and regularly, such as purchases of hogs.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: June 22, 2010	By:	/s/ Shi Huashan
Name: Shi Huashan
Title: President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Sharon Tang
Name: Sharon Tang
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.