Form 10-Q
period 2010-06-30
ENERGROUP HOLDINGS CORP
filed 2010-08-16
CIK 766659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐  No  ☐

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

As of June 30, 2010, the Registrant had 21,136,391 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Energroup Holdings Corporation

Reviewed Consolidated Financial Statements

June 30, 2010 and December 31, 2009

(Stated in US Dollars)

Energroup Holdings Corporation

Board of Directors and Stockholders
Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Energroup Holdings Corporation (the “Company”) as of June 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended June 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company's management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
July 25, 2010	Certified Public Accountants

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Notes	At June 30, 2010	At December 31, 2009
ASSETS
Current Assets
Cash	2(D)	$13,530,309	$41,984,101
Restricted Cash	3	28,640,249	2,176,224
Accounts Receivable	2(E),4	44,776,618	39,876,187
Other Receivable		372,500	591,025
Related Party Receivable	5	25,899,355	-
Inventory	2(F),6	3,546,281	3,683,989
Advance to Suppliers	2(G)	700,433	844,964
Prepaid Expenses		6,135	30,103
Prepaid Taxes		1,236,080	231,568
Deferred Tax Asset	2(Q)	470,892	468,922
Total Current Assets		119,178,852	89,887,082

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	22,849,903	23,727,484
Land Use Rights, net	2(I),8	13,086,163	13,175,559
Construction in Progress	2(J)	6,731,013	6,692,837
Total Assets		$161,845,931	$133,482,962

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Bank Loans	9(A)	$24,821,549	$15,942,197
Notes Payable	10	11,749,846	7,312,935
Accounts Payable		4,060,984	3,272,626
Taxes Payable		9,890,133	6,987,848
Other Payable		2,047,471	2,096,958
Accrued Liabilities		214,613	1,922,103
Customer Deposits	2(L)	2,601,902	2,416,615
Related Party Payable	5	-	2,307,429
Total Current Liabilities		55,386,498	42,258,711

Long Term Liabilities
Bank Loans	9(B)	-	-

Total Liabilities		$55,386,498	$42,258,711

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

	Notes	At June 30, 2010	At December 31, 2009
Stockholders' Equity

Preferred Stock - $0.001 Par Value 10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at June 30, 2010 and December 31, 2009.		$-	$-

Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at June 30, 2010 and December 31, 2009.		21,137	21,137

Additional Paid in Capital		44,230,331	42,530,331
Statutory Reserve	2(M),12	2,077,488	2,077,488
Retained Earnings		54,439,947	41,329,899
Accumulated Other Comprehensive Income	2(N)	5,690,530	5,265,396

Total Stockholders' Equity		106,459,433	91,224,251

Total Liabilities & Stockholders' Equity		$161,845,931	$133,482,962

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Incomes
For the three and six months ended June 30, 2010 and 2009
(Stated in US Dollars)

	Note	3 months ended June 30, 2010	3 months ended June 30, 2009	6 months ended June 30, 2010	6 months ended June 30, 2009
Sales	2(O),21	$54,284,455	$48,279,491	$109,794,577	$89,173,413
Cost of Sales	2(P)	45,821,654	41,200,068	93,034,526	76,369,536
Gross Profit		8,462,801	7,079,423	16,760,051	12,803,877

Selling Expenses	2(Q)	293,294	507,404	634,310	1,372,363
General & Administrative Expenses	2(R)	819,634	711,732	1,396,004	1,270,845
Total Operating Expense		1,112,928	1,219,136	2,030,314	2,643,208
Operating Income		7,349,873	5,860,287	14,729,737	10,160,669

Other Income		20,809	-	30,291	28,348
Interest Income		73,421	4,330	75,649	117,565
Other Expenses		(98)	(33,344)	(8,421)	(63,708)
Interest Expense		(418,794)	(85,376)	(836,691)	(302,595)
Release of Make Good Shares		-	(4,716,074)	-	(8,218,227)
Total Other Income/(expense)		(324,662)	(4,830,464)	(739,172)	(8,438,617)

Earnings before Tax		7,025,211	1,029,823	13,990,565	1,722,052
Income Tax	2(V),14	(428,769)	(474,978)	(880,517)	(755,186)

Net Income		$6,596,442	$554,845	$13,110,048	$966,866

Earnings Per Share	2(Y),17
Basic		$0.31	$0.03	$0.62	$0.06
Diluted		$0.31	$0.03	$0.62	$0.05

Weighted Average Shares Outstanding
Basic		21,136,392	17,272,756	21,136,392	17,272,756
Diluted		21,136,392	21,136,392	21,136,392	21,136,392

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Changes in Stockholders’ Equity
As of June 30, 2010 and December 31, 2009
(Stated in US Dollars)

						Accumulated
	Common		Additional			Comprehensive
	Shares		Paid in	Statutory	Retained	Other
	Outstanding	Amount	Capital	Reserve	Earnings	Income	Total
Balance at January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	-	-	16,467,994	-	-	-	16,467,994
Net Income	-	-	-	-	6,054,442	-	6,054,442
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	1,776,168	1,776,168
Balance at December 31, 2009	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251

Balance at January 1, 2010	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251
Reversal of liquidation damage deduction	-	-	1,700,000	-	-	-	1,700,000
Net Income	-	-	-	-	13,110,048	-	13,110,048
Appropriations of Retained Earnings	-	-	-	-	-	-	-
Foreign Currency Translation Adjustment	-	-	-	-	-	425,134	425,134
Balance at June 30, 2010	21,136,392	$21,137	$44,230,331	$2,077,488	$54,439,947	$5,690,530	$106,459,433

	For the	For six
	year ended	Months Ended
	December 31,	June 30,	Accumulated
Comprehensive Income	2009	2010	Totals
Net Income	$6,054,442	$13,110,048	$19,164,490
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,776,168	425,134	2,201,302
	$7,830,610	$13,535,182	$21,365,792

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation
Consolidated Statements of Cash Flows
For the three and six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cash Flow from Operating Activities
Net Income	$6,596,443	$554,845	$13,110,049	$966,866
Non Cash Expense Recorded for the Release of Escrow Shares	-	4,716,074	-	8,218,227
Reversal of liquidation damage deduction	1,700,000	-	1,700,000
Amortization	78,962	357,504	151,292	424,606
Depreciation	613,359	594,746	1,166,503	1,159,903
Decrease/(Increase) in Accounts & Other Receivables	(46,867,235)	8,552,388	(30,581,264)	3,707,436
Decrease/(Increase) in Inventory & Purchase Deposit	62,678,212	763,617	282,239	800,418
Decrease/(Increase) in Prepaid Taxes & Expenses	(284,250)	206,579	(982,514)	(556)
Increase/(Decrease) Accounts, Taxes & Other Payables	(1,278,998)	1,558,503	5,770,639	(1,624,816)
Increase/(Decrease) in Accrued Liabilities	(1,685,616)	(296,264)	(1,707,492)	587,165
Increase in Customer Deposits	(294,714)	398,604	185,287	715,795
Cash Sourced/(Used) in Operating Activities	21,256,163	17,406,596	(10,905,261)	14,955,043

Cash Flows from Investing Activities
Decrease/(Increase) Funds in Restricted Cash Account	(14,760,909)	(643)	(26,464,025)	1,964
Purchases of Property, Equipment, and Construction of Plants	(202,425)	(43,409)	(327,096)	(3,524,718)
Increase of Land Use Rights	(59,525)	(293,186)	(61,896)	(311,286)
Payments/(Withdraw) of Deposits	-	34,852	-	34,808
Cash Sourced/(Used) in Investing Activities	(15,022,859)	(302,387)	(26,853,018)	(3,799,233)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	-	1,263	8,879,352	4,391,705
Repayment of Bank Loans	(5,751,438)	-	-	-
Cash Sourced/(Used) in Financing Activities	(5,751,438)	1,263	8,879,352	4,391,705

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	481,865	17,105,472	(28,878,926)	15,547,515
Effect of Currency Translation	410,872	1,701,699	425,134	1,702,756
Cash & Cash Equivalents at Beginning of Period	12,637,572	4,138,898	41,984,102	5,695,798
Cash & Cash Equivalents at End of Period	$13,530,309	$22,946,069	$13,530,309	$22,946,069

Supplementary information:
Interest Received	$73,421	$4,330	$75,649	$117,565
Interest Paid	418,794	182,607	836,691	365,214
Income Tax Paid	428,769	474,978	880,516	755,186

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

The Company has owned the three operating subsidiaries since December 31, 2007 as a result of a reverse merger consummated via share exchange.  Control of our operating subsidiaries (through the Company. its subsidiaries, processors or other entities) was consistently held prior to and after the reverse merger.  The Company also owns two intermediary holdings companies.   As of June 30, 2010, the detailed identities of the consolidating subsidiaries are as follows: -

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Exchange Rates	6/30/2010	12/31/2009
Period end RMB : US$ exchange rate	6.8086	6.8372
Average period RMB : US$ exchange rate	6.8347	6.8409

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)
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

The restricted cash of $28,640,249 represents compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding notes payable, and the funds are only allowed to be used to settle bank indebtedness. The funds deposited as compensating balances are interest bearing.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

4.	Accounts Receivable

Accounts Receivable at June 30, 2010 and December 31, 2009 consisted of the following: -

	At	At
	June 30,	December 31,
	2010	2009
Accounts Receivable – Trade	$45,228,907	$40,278,976
Less: Allowance for Doubtful Accounts	(452,289)	(402,789)
Net Accounts Receivable	$44,776,618	$39,876,187

	At	At
	June 30,	December 31,
Allowance for Bad Debts	2010	2009
Beginning Balance	$(402,789)	$(188,495)
Allowance Provided	(49,500)	(214,294)
Charged Against Allowance	-	-
Reversal*	-	-
Ending Balance	$(452,289)	$(402,789)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  As of June 30, 2010, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis:-

	At	At
	June 30,	December 31,
	2010	2009
1-30 Days	$16,295,539	$17,757,223
30-60 Days	11,913,554	12,643,466
61-90 Days	11,569,251	5,004,370
91-120 Days	2,214,046	4,833,711
121-365 Days	3,236,517	40,206
Over 365 Days	-	-
Total	$45,228,907	$40,278,976

The Company believes it has provided adequate provisions for doubtful accounts.  In the past, the Company has not experienced any accounts that have become uncollectible.  As a result of the Company’s position in its industry and the type of products that it sells, which are considered consumer staples, it can exert significant influence and bargaining power on it customers, which includes, among others, the collection of outstanding accounts.  If in the event that the Company’s customers do not pay, they will be faced with the consequence that the Company will cease to supply its products to them, and that the Company can take legal action to recover losses.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39 (FASB ASC 210-20), setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $25,899,355 at June 30, 2010 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Co., Ltd.	$5,538,576	Food Co. sold cooked food to Huayu dating back to 1/2007.
		Subtotal of Related Party Sales		5,538,576

B	Food	Loan Receivable from	Dalian Fodder Co., Ltd.	15,411	Food Co. advanced prepayment to Fodder Co. for purchase of raw materials dating back to 7/2009
C	Food	Loan Receivable from	Dalian Mingxing Livestock Product Co., Ltd.	184,026	Food Co. purchased material on behalf of Mingxing Dating back to 6/2009
D	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	22,051,625	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
E	Food	Loan Receivable from	Dalian Chuming Trading Co., Ltd	8,224,892	Food Co. paid material on behalf of Trading Co. dating back to 3/2010
F	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	28,699,968	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009
G	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	8,138,284	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.
H	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	48,789,235	Chuming Group borrowed loan from Meat Co. dating back to 1/2008
I	Meat	Loan Receivable from	Dalian Chuming Trading Co., Ltd	6,827,516	Trading Co. borrowed loan from Meat Co. dating back to 4/2010
J	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,727,173	Sales Co. help Huayu purchase materials dating back to 9/2008.
K	Sales	Loan Receivable from	Dalian Chuming Group Co., Ltd.	847,730	Sales Co. purchased hogs and paid general and administrative expenses on behalf of Group dating back to 7/2008.
L	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	15,991,337	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
M	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,617,578	Sales Co. purchased materials for Industrial Co. dating back to 7/2009
		Subtotal loans to related parties		148,114,775
		Gross related party receivables		$153,653,351

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

Ref.	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
N	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	$17,855,550	Meat Co. purchased of hogs from Stockbreeding Combo dating back to 12/2009
O	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	48,209,065	Purchase of hogs from Group dating back to 7/2008.
		Subtotal of Purchases from Related Parties		$66,064,615

P	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	2,405,957	Food borrowed from Group to purchase materials dating back to 4/2009.
Q	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	9,107,599	Stockbreeding Combo bought raw materials on behalf of Food Co. dating back to 4/2009
R	Food	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	8,459,944	Food Company collected customer deposits on behalf of Huayu Co. dating back to 7/2009
S	Meat	Loan Payable to	Dalian Chuming Group Co., Ltd.	20,562,230	Group loaned to Meat Co. dating back to 4/2009
T	Meat	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	2,962,897	Huayu Co. loaned to Meat Co. dating back to 7/2009
U	Meat	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	1,245,520	Fodder Co. paid the fodder materials on behalf of Meat dating back to 3/2010
V	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	8,260	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
W	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	6,362,110	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009
X	WFOE	Loan Payable to	Dalian Chuming Group Co.	10,574,864	Group loaned funds to WFOE (includes funds transferred from Meat for US RTO.)
		Subtotal of Loans from Related Parties		61,689,381
		Gross Related Party Payable		127,753,996

Setoff Related Party Payable (Receivables have been set-off against Payables)				$25,899,355

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

A.	The Food Company sold USD 5.5 million (RMB 37.71 million) cooked food to Huayu Company on credit.

B.	Food Company prepaid USD 15 thousand (RMB 105 thousand) to Fodder Company in third quarter of 2009 for the purchase of raw materials.

C.	Food Co. purchased material USD 184 thousand(RMB 1.2 Million) on behalf of Mingxing dating back to 6/2009

D.	Food Company paid USD 22 million (RMB 150 million) bank loan principal and interest on behalf of Industrial Development Company.

E.	Food Co. paid USD 8 million (RMB 56 million) for materials on behalf of Trading Company.

F.	Meat Co. paid USD 28.70 million (RMB 195 million) bank loan principal and interest on behalf Industrial Development Company.

G.	The prepayment of USD 8.14 million (RMB 55.3 million) from Meat Company to the Stockbreeding Combo Development Company was for the purchase of hogs.

H.	Meat Co. lent USD 48.8 million (RMB 332 million) to Chuming Group.

I.	Trading Co. borrowed USD 6.8 million (RMB 46.5 million) from Meat Company.

J.	Sales Company bought USD 2.7 million (RMB 18.6 million) raw materials on behalf of Huayu Seafood Company.

K.	The balance of USD 847 thousand (RMB 5.8 million) receivable from Chuming Group to Sales Company was for the payments of hogs and operation expense.

L.	Sales Company help the Combo Development Company to pay USD 15.9 million (RMB 109 million) to local farmers for the purchase of hogs.

M.	Sales Company purchased USD 5.6 million (RMB 38 million) materials for Industrial Development Company.

N.	The balance of USD 17.8 million (RMB 121.6 million) payment owed by the Meat Company to Chuming Stockbreeding Combo Development Company was for the purchase of hogs.

O.	The Group sold hogs to Meat Co. for 48 million (RMB 328 million).

P.	Food borrowed USD 2.4 million(RMB16.4 million) from Group to purchase materials

Q.	Stockbreeding Combo Development Company purchased USD 9.1 million (RMB 62 million) for Food Company.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

R.	Food Company collected USD 8.5 million (RMB 57.6 million) customer deposits on behalf of Huayu Seafood Company.

S.	Meat Company borrowed USD 20.5 million (RMB 140 million) operation funds from Chuming Group.

T.	Meat Company borrowed USD 2.9 million (RMB 20 million) operation funds from Huayu Seafood Company.

U.	Fodder Co. paid USD 1.2 million (RMB 8.4 million) the fodder materials on behalf of Meat Company.

V.	Sales Company collected USD 8 thousand (RMB 56 thousand) bank loans on behalf of Mingxing Livestock Company.

W.	Fodder Company bought USD 6.3 million (RMB 40 million) materials on behalf of Sales Company.

X.	The outstanding payable balance of USD 10.6 million (RMB 70 million) due to the Group has been transferred to the books of Chuming.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

  6.          Inventory

	At	At
	June 30,	December 31,
	2010	2009
Raw Materials	$678,346	$1,479,197
Work in Progress	176,099	95,051
Finished Goods	2,691,836	2,109,741
	$3,546,281	$3,683,989

7.	Property, Plant & Equipment

At		Accumulated
June 30, 2010:	Cost	Depreciation	Net
Buildings	$21,849,924	$(4,907,251)	$16,942,673
Manufacturing Equipment	10,085,691	(4,724,117)	5,361,574
Office Equipment	484,483	(428,178)	56,305
Vehicles	912,665	(712,376)	200,289
Furniture & Fixture	527,530	(238,468)	289,062
	$33,860,293	$11,010,390	$22,849,903

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Buildings	$21,661,732	$(4,341,813)	$17,319,919
Manufacturing Equipment	9,983,958	(4,227,442)	5,756,516
Office Equipment	473,623	(397,488)	76,135
Vehicles	926,735	(664,628)	262,107
Furniture & Fixture	525,323	(212,516)	312,807
	$33,571,371	$(9,843,887)	$23,727,484

8.	Land Use Right

The Company had the following intangible assets outstanding at December 31:

	At	At
	June 30,	December 31,
	2010	2009
Land Use Rights, at Cost	$14,797,046	$14,735,150
Less: Accumulated Amortization	(1,710,883)	(1,559,591)
	$13,086,163	$13,175,559

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

9.	Bank Loans

(A)	Short Term Bank Loans

At June 30, 2010 and December 31 2009, the Company had the following short-term loans outstanding:

			At
			June 30,
Bank	Interest Rate	Due Date	2010
Bank of China - Liaoning Branch	5.841%	12/12/2010	$4,406,192
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,056,223
Shanghai Pudong Development Bank - Dalian Branch	5.841%	11/25/2010	4,406,192
Huaxia Bank - Dalian Branch	5.576%	1/6/2011	7,343,654
Bank of East Asia - Dalian Branch	5.45%	10/22/2010	2,203,096
China Minsheng Banking Corp., Ltd.	5.841%	4/12/2011	4,406,192
			$24,821,549

			At
			December 31,
Bank	Interest Rate	Due Date	2009
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	7/16/2010	4,387,761
Bank of East Asia - Dalian Branch	7.33%	10/22/2010	2,193,881
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

The Company obtained a loan of $20,466,901 (RMB 160,000,000) from Dalian Chuming Group Co., Ltd., which in turn, obtained these funds in a joint loan commitment from both China Development Bank and Shenzhen Development Bank (“Banks”) via a collateralized loan.  Dalian Chuming Group Co., Ltd. (“Group”) collateralized the loan by purchasing a bond from China Export and Credit Insurance Corporation (“Bond Issuer”).  The bond guarantees to the Banks the entire principal and accrued interest of the loan.  The cost of the bond is RMB 1,000,000 annually, or in USD: $120,668, 121,902, and 125,284 for the years 2004, 2005, and 2006, respectively, which was paid by the Company.  The loan carries a fixed interest of 5.76% per annum.  The Company pledged both land use rights and buildings to the Bond Issuer.  The Company pursued a loan from Dalian Chuming Group Co., Ltd as the financing solution of choice because the Company’s tangible assets, at the time of origination, were insufficient to collateralize the loan. Additionally, the Company lacked the favorable credit history to directly establish credit facility with the bank.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

10.	Notes Payable

Notes payable consisted of the followings:-

		At
		June 30,
Notes to	Due Date	2010
Shanghai Pudong Development Bank - Liaoning Branch	11/18/2010	$7,343,654
Huaxia Bank	7/22/2010	4,406,192
		$11,749,846

		At
		December 31,
Notes to	Due Date	2009
Shanghai Pudong Development Bank - Liaoning Branch	5/18/2010	$7,312,935
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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

12.	Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

	At	At
	June,	December 31,
	2010	2009
PRC Registered Capital	15,566,849	15,566,849

- Statutory Reserve Ceiling
based on 50% of
Registered Capital	7,783,424	7,783,424

Less: - Retained Earnings
appropriated to
Statutory Reserve	(2,077,488)	(2,077,488)

Reserve Commitment
Outstanding	$5,705,936	$5,705,936

13.	Advertising Costs

Advertising expenses were $71,599 and $48,374 for the six-month periods ended June 30, 2010 and 2009, respectively.

14.	Income Taxes

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

Although the Companies PRC subsidiaries are subject to statutory income tax rates detailed above, the individual effective tax rates for each subsidiary vary significantly.

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd. has been given special tax-free status by the PRC government because of the Company’s standing as leader in its industry in Dalian.  Accordingly, the Company has not made a provision for income taxes in the PRC for the six-month periods ended  June 30, 2010 and 2009.

Dalian Chuming Processed Foods Co. Ltd has provided for income taxes for the six-month periods ended June 30, 2010 and 2009 in the amounts of $880,517 and $755,186, respectively.

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

i.	2010	Tax expense	(880,517)
ii.	2009	Tax expense	(755,186)

15.	Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at June 30, 2010 except for the commitment to have the construction in progress finished.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At June 30, 2010, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010 (July to Dec)	508,042	$205.84	104,575,365

The Company believes that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

Below is a presentation of the Company’s financial position for its operating subsidiaries at June 30, 2010 and December 31, 2009, and for the Company’s result of operation for the six-month periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
June 30, 2009	Company	Company	Company	Eliminations	Total
Sales	$84,864,119	$12,730,113	$21,340,072	$(29,760,890)	$89,173,413
Cost of Sales	73,893,709	9,174,006	23,062,712	(29,760,890)	76,369,536
Gross Profit	10,970,410	3,556,107	(1,722,640)	-	12,803,877

Operating (Loss)/Profit	10,431,767	3,100,608	(3,136,279)	(235,427)	10,160,669

Other Income (Expense)	(116,872)	(74,089)	(30,528)	(8,217,128)	(8,438,617)

Earnings before Tax	10,314,895	3,026,519	(3,166,807)	(8,452,555)	1,722,052

(Income Tax Expense)	-	(755,186)	-	-	(755,186)

Extraordinary Expense	-	-	-	-	-

Net Income	$10,314,895	$2,271,333	$(3,166,807)	$(8,452,555)	$966,866

Eliminated Intercompany Sales of Products Sold
Six-month periods ended June 30, 2009
Sold From:	Sold To:	Amount
Food Company	Sales Company	$3,852,759
Meat Company	Sales Company	19,209,953
Meat Company	Food Company	6,698,178
		$29,760,890

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
June 30, 2010	Company	Company	Company	Eliminations	Total
Sales	$103,258,509	$14,670,857	$8,873,872	$(17,008,661)	$109,794,577
Cost of Sales	90,637,493	10,692,006	8,713,688	(17,008,661)	93,034,526
Gross Profit	12,621,016	3,978,851	160,184	-	16,760,051

Operating (Loss)/Profit	11,809,785	3,620,850	(463,270)	(237,629)	14,729,737

Other Income (Expense)	(666,155)	(94,219)	23,060	(1,857)	(739,172)

Earnings before Tax	11,143,630	3,526,631	(440,210)	(239,486)	13,990,565

(Income Tax Expense)	-	(880,516)	-	-	(880,516)

Extraordinary Expense	-	-	-	-	-

Net Income	$11,143,630	$2,646,115	$(440,210)	$(239,486)	$13,110,048

Eliminated Intercompany Sales of Products Sold
Six-month periods ended June 30, 2010
Sold From:	Sold To:	Amount
Food Company	Sales Company	$3,929,542
Meat Company	Sales Company	4,625,729
Meat Company	Food Company	8,453,390
		$17,008,661

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$175,070,968	$54,889,689	$32,573,276	$(172,646,851)	$89,887,082
Non Current Assets	24,795,021	18,567,360	232,971	528	43,595,880
Total Assets	199,865,989	73,457,049	32,806,247	(172,646,323)	133,482,962

Current Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Total Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Net Assets	76,128,001	11,660,605	(7,459,268)	10,894,913	91,224,251

Total Liabilities & Net Assets	$199,865,989	$73,457,049	$32,806,247	$(172,646,323)	$133,482,962

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
June 30, 2010	Company	Company	Company	Eliminations	Total
Current Assets	$199,210,041	$79,460,222	$34,684,068	$(194,175,480)	$119,178,852
Non Current Assets	24,246,686	18,230,859	189,238	295	42,667,079
Total Assets	223,456,727	97,691,081	34,873,306	(194,175,185)	161,845,931

Current Liabilities	135,822,533	83,325,220	42,805,809	(206,567,064)	55,386,498

Total Liabilities	135,822,533	83,325,220	42,805,809	(206,567,064)	55,386,498

Net Assets	87,634,194	14,365,861	(7,932,503)	12,391,879	106,459,433

Total Liabilities & Net Assets	$223,456,727	$97,691,081	$34,873,306	$(194,175,185)	$161,845,931

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

17.	Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the
	Six months	Six months
	June 30,	June 30,
	2010	2009
Net Income (A)	$13,110,048	$966,866

Basic Weighted Average Shares Outstanding (B)	21,136,392	17,272,756
Dilutive Shares:
-Addition to Common Stock from Exercise of Placement Warrants	-	-
-Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 19)	-	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,136,392

Earnings Per Share:
-Basic (A)/(B)	$0.62	$0.06
-Diluted (A)/(C)	$0.62	$0.05

Weighted Average Shares Outstanding:
-Basic	21,136,392	17,272,756
-Diluted	21,136,392	21,136,392

18.	Concentration of Risk

(A)	Demand risk

The Company had concentrations of risk in demand for its products because its sales were made to a small number of customers.

(B)	Supply Risk

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

In connection with the sales of securities to accredited investors under the securities purchase agreement, Hunter Wise Financial Group, LLC (the “Placement Agent”), was compensated with a commission of $1,190,000 which is equal to 7.00% of the aggregate purchase price and a warrant to purchase the 386,364 shares of the Company’s common stock at an exercise price of $4.40 per share.  At June 30, 2010, the Company had adequate authorized capital to issue common shares upon the exercise of the warrant.

At June 30, 2010, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
		21,136,392

iii.	Common shares issuable upon exercise of placement agent warrants	-
		21,136,392

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

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

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him. These shares were to be released back to him if the Company met the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  The Company met the aforementioned targets.  In accordance with SFAS 128, Earnings per Share (FASB ASC 260), for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they were not included in the weighted average basic shares outstanding for six months end June 30, 2009, but are included in the weighted average diluted shares outstanding for the same period.  The escrowed shares have been released to the Chairman and CEO; therefore, for the six months ended June 30, 2010, the 3,863,636 have been included in both basic and diluted weighted average shares outstanding.  Please refer to Note 17.

In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company had recorded compensatory expense for shares to be released from escrow by charging the Company’s earnings and recording a corresponding increase to the Company’s contributed paid in capital.  The Company recorded $8,218,227 for the six months ended June 30, 2009. The terms and conditions related to the signatures required to release the shares in escrow back to the Chairman and CEO have been modified under the settlement agreement.  Refer to Note 20.

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

Energroup Holdings Corporation
Notes to Consolidated Financial Statements
As of June 30, 2010 and December 31, 2009
And for the six months ended June 30, 2010 and 2009
 (Stated in US Dollars)

The Company believes it has satisfied all of the criteria set forth in the settlement agreement described above as of July 25, 2010.

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

On June 15, 2009, the Company’s operating subsidiary, Meat Company, after passing a qualification process, was selected to be a supplier to the Chinese National Pork Reserve; accordingly, the Company signed a long-term supplier agreement with the Chinese National Pork Reserve.  Under the terms of the agreement, the Company is to supply 30,000,000 kg of fresh pork to the Chinese National Pork Reserve, annually. The agreement provides guidelines whereby the facility must use up and replenish 10,000,000 kg of fresh meat (approximately 150,000 hogs) every four months. The Company’s 2010 first two quarters sales was $109,794,577 of which $4,012,515 (RMB 27,424,338), representing 3.65% of total sales, consisted of fresh pork sold to the Chinese National Pork Reserve.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, The Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company ’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company  does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

In this Form 10-Q, references to “we”, “our”, “us”, “our company”, “Energroup” or the “Company” refer to Energroup Holdings Corporation, a Nevada corporation.

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for approximately 5.7% of our revenue in the first six months of 2010.

We are the first pork producer in China to receive “Green Food” certification from China’s Ministry of Agriculture. Green Food is an innovative certification program unique to China that is awarded to food processors who produce using environmentally sustainable methods and meet certain high technical standards of quality control, safety, and product quality and generate low levels of pollution. The Green Food certification is based on standards defined by the Codex Alimentarius Commission (“CAC”), a joint body of the United Nations Food and Agriculture Organization and the World Health Organization. We also received ISO 9001:2000 certification that covers our production, research and development and sales activities.

Currently we have a wholesale and retail distribution network and sell either directly or indirectly across northeast China, including supermarkets and hypermarkets.

As of June 30, 2010, we had 754 employees, of whom 392 were operating personnel, 271 were sales personnel, 37 were research and development personnel and 54 were administrative personnel.

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

 The Chuming Operating Subsidiaries are spin-off constituents of a former parent company, Dalian Chuming Group Co., Ltd., or the “Group” Chuming WFOE was incorporated in China as a wholly foreign owned enterprise in December 2007. Chuming WFOE is 100% owned by Precious Sheen Investments Limited (“PSI”), a holding company established in the British Virgin Islands in May 2007.

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

Our total sales volume was 35,356 metric tons in the second quarter of 2010 and 27,697 metric tons in the second quarter of 2009.

Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government has implemented a number of policies to encourage pork production.  Due to a shortage in supply, live hog prices rose significantly in 2008.  However, during the first half of 2009, the average pork price declined as compared to the average price during the same periods in 2008.  The decline in pork prices was due to a decline in demand which was the result of wide public perception that the swine flu epidemic in late April and early May affected the health and quality of pork produced during such time.  In June 2009, in response to the decline in pork prices and demand, the Chinese government purchased and placed into storage large quantities of pork products.  This was done to help reduce public fear that the pork supplies were contaminated due to the swine flu epidemic in an effort to cause  the pork price to rebound to a reasonable level.  This action by the PRC government helped to regain consumer confidence to increase the purchase of pork products, and as the demand began to rise, the prices of pork began to rise again in July 2009, and by the end of the year ultimately rose to a level higher than the prices seen during the first half of 2009. In the first six months of 2010, pork prices trended lower to levels similar to the second quarter of 2009, but since the end of the second quarter, prices have begun to trend higher, we expect this upward trend to continue through the end of the year.

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

Management believes that we need to broaden our geographic sales network and diversify our customer base. Currently our distribution network is principally located in Liaoning Province, especially Dalian city. We have however expanded our sales network for fresh and processed food products to almost all large and medium cities in the three most northeast provinces of China. In the near future we need to further extend this network and penetrate all the northeast provinces of China with all our products. A broader customer base can not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top five customers accounted for 42.16% for our total sales for the quarter ended June 30, 2010. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

Management presently anticipates continued growth in volume of sales. Nevertheless, our ability to meet increased customer demand and maintain profitability will however continue to depend on factors such as our production capacity, availability of working capital, input costs, as well as the other factors described throughout this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements.

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

The Company has owned the three operating subsidiaries since December 31, 2007 as a result of a reverse merger consummated via share exchange. Control of our operating subsidiaries (through the Company, its subsidiaries, predecessors or other entities) was consistently held prior to and after the reverse merger. We also own two intermediary holding companies. As of June 30, 2010, the detailed identities of the consolidating subsidiaries are as follows:

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

Related Party Receivable and Payable

In the normal course of business which includes the purchase of hogs and other raw materials, and the sale of pork and pork products, the Company conducts transactions with certain related parties that are not consolidated into the Company. The Company and these related parties share common beneficial ownership. All transactions with related parties are generally performed at arm’s length. In the event that we have both receivables from, and payables to these related parties, we will set off the balances in order to arrive at a single balance that is either due from, or due to these related parties.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2010 and June 30, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Three Months ended June 30, 2010	% of Sales	Three Months ended June 30, 2009	% of Sales
Sales	$54,284,455	100%	$48,279,491	100.00%
Cost of Sales	(45,821,654)	84.41%	(41,200,068)	85.34%
Gross Profit	8,462,801	15.58%	7,079,423	14.66%
Selling Expenses	(293,294)	0.54%	(507,404)	1.05%
General & Administrative Expenses	(819,634)	1.51%	(711,732)	1.47%
Total Operating Expense	(1,112,928)	2.05%	(1,219,136)	2.53%
Operating Income / (Loss)	7,349,873	13.54%	5,860,287	12.14%
Other Income (Expense)	(324,662)	0.6%	(4,830,464)	10.01%
Earnings Before Tax	7,025,211	12.94%	1,029,823	2.13%
(Income Tax Expense) / Deferred Tax Benefit	(428,769)	0.79%	(474,978)	0.98%
Net Income	$6,596,442	12.15%	$554,845	1.15%
Earnings Per Share
Basic	$0.31		$0.03
Diluted	0.31		0.03
Weighted Average Shares Outstanding
Basic	21,136,392		17,272,756
Diluted	21,136,392		21,136,392

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended June 30, 2010, we had sales of $54,284,455, as compared to the sales of $48,279,491 for the quarter ended June 30, 2009, an increase of approximately 12.44%. Our sales for our various product categories in the second quarter of 2010 are summarized as follows:

Sales by product category, in dollars:	Second Quarter 2010 (amount)	% of Total Sales	Second Quarter 2009 (amount)	% of Total Sales	% increase from 2009 to 2010
Fresh Pork	$43,700,238	80.50%	$36,402,736	75.40%	20.05%
Frozen Pork	3,407,836	6.28%	4,499,649	9.32%	(24.26)%
Processed Food Products	7,176,381	13.22%	7,377,106	15.28%	(2.72)%

Total Sales	$54,284,455	100%	$48,279,491	100%	12.44%

Sales by product category, by weight of product (metric tons):	Second Quarter 2010 (Weight in tons)	% of Total Sales	Second Quarter 2009 (Weight in tons)	% of Total Sales	% change from 2009 to 2010
Fresh Pork	29,851	84.43%	21,904	79.08%	36.28%
Frozen Pork	2,581	7.30%	2,986	10.78%	(13.56)%
Processed Food Products	2,924	8.27%	2,807	10.13%	4.17%

Total Sales	35,356	100%	27,697	100%	27.65%

We believe that the increases in sales revenue and sales volume in fresh pork and processed pork products arises from our increase in our overall number of sales agents, and our expansion of  the geographic coverage of our sales agent network. We have also stimulated sales through our sales agents by extending sales discounts to them. Furthermore, there has been continuing strength in consumer demand for fresh pork products in the periods presented. For frozen pork, our sales revenue decreased by 24.26% in the first quarter of 2010 and our sales volume for this product category decreased 13.56% as compared to the same period in 2009.  We attribute this decrease in the sale of frozen pork products to our increased use of agents (who mainly sell fresh pork), and see it also as reflective of a trend among end-users for fresh pork products, given the improvements in logistics and distribution in the supply chain and health and nutritional concerns.

In the second quarter of 2010, we decreased our average per-kilogram sales price for all our product categories. These changes were in-line with changes in the market price for these products. In the second quarter of 2010, our sales volume by weight of fresh pork increased as compared to the second quarter of 2009 by 36.28%.  Our revenue for fresh pork, however, increased by a lower 20.05%, given lower average per kilogram product prices. Similarly, for processed food products, our sales by weight increased by 4.17%, but because of lower average per-kilogram prices to customers, our sales revenue for this product category decreased by 2.72%.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending June 30, 2010, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in US$)
	Second quarter of 2010	Second quarter of 2009	% change	Change in Price
Fresh Pork	$1.46	$1.66	(12.04)%	$(0.20)
Frozen Pork	$1.32	$1.50	(12.00)%	$(0.18)
Processed Food Products	$2.45	$2.62	(6.49)%	$(0.17)

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens, each of which are owned by third parties. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of June 30,	Showcase Stores	Supermarkets	Restaurants and Canteens
2010	956	594	5,213
2009	906	546	4,983

As shown in the table above, as of June 30, 2010, as compared to June 30, 2009, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets  are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has contributed to our increased sales volume in our fresh pork category.

Cost of Sales. Cost of sales for the second quarter of 2010 increased by $4,621,586 or approximately 11.22%, from $41,200,068 for the three months ended June 30, 2009 to $45,821,654 for the three months ended June 30, 2010. The increase was principally attributable to the increase in the sales and sales volume for fresh pork in the second quarter of 2010 as compared to the same period in the prior year. Our cost of sales for our various product categories in the second quarter of each of 2010 and 2009 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales Second quarter	% of Overall Cost	Cost of Sales Second quarter	% of Overall Cost	% Change from
Product Category	2010	of Sales	2009	of Sales	2009 to 2010
Fresh Pork	$37,759,764	82.41%	$31,905,635	77.44%	18.35%
Frozen Pork	2,793,917	6.10%	3,885,010	9.43%	(28.08)%
Processed Food Products	5,267,973	11.50%	5,409,423	13.13%	(2.61)%

Total Cost of Sales	$45,821,654	100%	$41,200,068	100%	11.22%

The following table shows our cost of sales in the second quarter of each of 2010 and 2009 as a percentage of sales within each product group.

Product Category:	Cost of Sales Second quarter 2010	% of Product Group Sales	Cost of Sales Second quarter 2009	% of Product Group Sales	% Change in Product Group Sales
Fresh Pork	$37,759,264	86.41%	$31,905,635	87.90%	(1.49)%
Frozen Pork	2,793,917	81.99%	3,885,010	86.62%	(4.63)%
Processed Food Products	5,267,973	73.41%	5,409,423	73.56%	(0.15)%
Total Cost of Sales	$45,821,654	84.41%	$41,200,068	85.59%	1.18%

Our cost of sales of fresh pork products increased by 18.35% and decreased by 1.49% as a percentage of sales of fresh pork products, in each case as compared to the second quarter of 2009. This change resulted from the period over period increase in sales volume. Our cost of sales of frozen pork products decreased by 28.08% and by 4.63% as a percentage of sales of frozen pork products, compared to the second quarter of 2009.  This large decrease in cost of sales of this product resulted primarily from the period over period decrease in sales volume. During the second quarter of 2010, the cost of sales of processed food products decreased by 2.61% and 0.15% as a percentage of sales of processed food products, in each case as compared to the same period last year.

The following table shows the estimated average per-kilogram price we paid for live pigs in the first and second quarters of 2010 and 2009 and the third and fourth quarter of 2009:

	Average Unit Price Per Kilogram in 2010 (in US$)	Average Unit Price Per Kilogram in 2009 (in US$)	Price Increase/(Decrease) (in US$)	% Increase/(Decrease) from 2009 to 2010
First Quarter	1.59	1.77	(0.18)	(10.17)%
Second Quarter	1.54	1.50	0.04	2.67%
Third Quarter	N/A	1.75	N/A	N/A	%
Fourth Quarter	N/A	1.70	N/A	N/A	%

Gross Profit. Gross profit was $8,462,801 for the three months ended June 30, 210 as compared to $7,079,423 for the three months ended June 30, 2009 , representing an increase of $1,383,378, or approximately 19.54%. Management attributes the increase in gross profit to the lower average cost of live pigs and increased sales volume fresh pork products. Our gross profit as a percentage of sales was 15.59% in the second quarter of 2010, as compared to 14.66% in the second quarter of 2009.

The following table presents our gross profit for the three months ended June 30, 2010 and 2009. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Second quarter of 2010	% of Product Group Sales	Gross Profit Second quarter of 2009	% of Product Group Sales	% increase from Second quarter of 2009 to Second quarter of 2010
Fresh Pork	$5,940,474	13.59%	$4,497,101	12.35%	32.10%
Frozen Pork	613,919	18.01%	614,639	13.66%	(0.12)%
Processed Food Products	1,908,408	26.59%	1,967,683	26.67%	(3.79)%
Total Gross Profit	$8,462,801	15.59%	$7,079,423	14.66%	19.54%

In the second quarter of 2010, the gross profit of fresh pork increased by 32.10% as compared to the same period last year, principally due to lower average cost of live pigs and increased sales volume of fresh pork. Processed food products continued to yield a gross profit margin that was the highest among all the product groups. The gross profit of the frozen pork products segment decreased by 0.12% as compared to the same period last year. Primarily due to the reduction in the average cost of live pigs, we were able to increase our gross profit for the frozen pork segment slightly even though we had a decrease in both sales volume and average price to customers in that product.

Selling Expenses.  Selling expenses totaled $293,294 for the three months ended June 30, 2010 as  compared to $507,404 for the three months ended June 30, 2009, a decrease of $214,110 or 42.20%. This decrease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $819,634 for the three months ended June 30, 2010 as compared to $711,732 for the three months ended for the same period in 2009, an increase of $107,902 or 15.16%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the second quarter of 2010, we had total other income of $324,662, as compared to $114,390 for the second quarter of 2009, excluding a compensatory expense in the amount of $4,716,074 arising from the expected release of 482,955 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See Note 19 of the consolidated financial statements. Our total other income in the second quarter of 2010 increased by $210,272, or 183.82% as compared to the same period in 2009.  This increase in total other expenses  is primarily attributable to an increase in interest expense on bank indebtedness.

Net Income. Net income for the three months ended June 30, 2010 was $ 6,596,442 as compared to $554,845 for the same period in 2009, an increase of $ 6,041,597 or 1088.88%.  This increase in net income is attributable to the compensatory expense in the comparable quarter for 2009 described above.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Six Months ended June 30, 2010	% of Sales	Six Months ended June 30, 2009	% of Sales
Sales	$109,794,577	100.00%	$89,173,413	100.00%
Cost of Sales	(93,034,52)	84.74%	(76,369,536)	85.64%
Gross Profit	16,760,051	15.26%	12,803,877	14.36%
Selling Expenses	(634,310)	0.58%	(1,372,363)	1.54%
General & Administrative Expenses	(1,396,004)	1.27%	(1,270,845)	1.43%
Total Operating Expense	(2,030,314)	1.85%	(2,643,208)	2.96%
Operating Income / (Loss)	14,729,737	13.42%	10,160,669	11.39%
Other Income (Expense)	(739,172)	0.68%	(8,218,227)	9.22%
Earnings Before Tax	13,990,565	12.74%	1,722,052	1.93%
(Income Tax Expense) / Deferred Tax Benefit	(880,517)	0.8%	(755,186)	0.85%
Net Income	$13,110,048	11.94%	$966,866	1.08%
Earnings Per Share
Basic	$0.62		$0.06
Diluted	0.62		0.05
Weighted Average Shares Outstanding
Basic	21,136,392		17,272,756
Diluted	21,136,392		21,136,392

Sales. During the first six months of 2010, we had sales of $109,794,577 as compared to $89,173,413 for the first six months of 2009, an increase of approximately 23.12%. Our sales for our various product categories in the first six months of 2010 and 2009 are summarized as follows:

Sales by product category, in dollars:	Six Months ended June 30, 2010	% of Total Sales	Six Months ended June 30, 2009	% of Total Sales	% increase from 2009 to 2010
Fresh Pork	$88,529,029	80.63%	$67,959,058	76.21%	30.26%
Frozen Pork	6,570,763	5.98%	8,453,640	9.48%	(22.27)%
Processed Food Products	14,694,785	13.38%	12,760,715	14.31%	15.16%

Total Sales	$109,794,577	100%	89,173,413	100%	23.12%

Sales by product category, by weight of product (metric tons):	Six Months ended June 30, 2010 (Weight in tons)	% of Total Sales	Six Months ended June 30, 2009 (Weight in tons)	% of Total Sales	% change from 2009 to 2010
Fresh Pork	50,861	83.28%	36,149	78.23%	40.70%
Frozen Pork	4,943	8.09%	5,567	12.05%	(11.21)%
Processed Food Products	5,265	8.62%	4,493	9.72%	17.18%

Total Sales	61,069	100%	46,209	100%	32.16%

    In the first six months of 2010, we decreased our average per-kilogram sale price for fresh pork, frozen pork and processed food products to our customers. These changes were in line with changes in the market price for these products. In the first six months of 2010, our sales volume of fresh pork increased, with the fresh pork category continuing to experience significant growth in sales volume both by weight and in terms of sales revenue. Our sales revenue for frozen pork decreased due to reductions in the average per-kilogram price and a correct consumer trend away from frozen pork products to fresh pork products. For processed food products, our sales by weight increased by 17.18%, but because of lower per-kilogram prices, our sales revenue for this product category increased by a lower 15.16%. Management believes that changes in sales revenue in our product categories reflects consumer demand for our products in the periods presented.

The following table shows the change in the average price per kilogram for our product to consumers in the first six months of 2010, as compared to the same period last year:

	Average Per-Kilogram Price to Customers (in US$)
	Six Months ended June 30, 2010	Six Months ended June 30, 2009	% change	Change in Price
Fresh Pork	$1.74	$1.88	(7.45)%	$(0.14)
Frozen Pork	$1.33	$1.52	(12.50)%	$(0.19)
Processed Food Products	$2.79	$2.84	(1.76)%	$(0.05)

Cost of Sales. Cost of sales for the first six months of 2010 increased by $16,664,990 or approximately 21.82%, from $76,369,536 for the first six months of 2009 to $93,034,526 for the first six months of 2010. The increase was principally attributable to the increase in the sales volume of fresh pork and processed pork for the first six months of 2010 as compared to the same period in 2009. Our cost of sales for our various product categories in the first six months of each of 2010 and 2009 is summarized and shown as a percentage of overall cost of sales in the following chart:

Product Category	Cost of Sales Six Months ended June 30, 2010	% of Overall Cost of Sales	Cost of Sales Six Months ended June 30, 2009	% of Overall Cost of Sales	% increase From 2009 to 2010
Fresh Pork	$76,909,644	82.67%	$59,685,172	78.15%	28.86%
Frozen Pork	5,405,622	5.81%	7,311,653	9.57%	(26.07)%
Processed Food Products	10,719,260	11.52%	9,372,711	12.27%	14.37%

Total Cost of Sales	$93,034,526	100%	$76,369,536	100%	21.82%

The following table shows our cost of sales in the first six months of 2010 and 2009 as a percentage of sales within each product group:

Product Category:	Cost of Sales Six Months ended June 30, 2010	% of Product Group Sales	Cost of Sales Six Months ended June 30, 2009	% of Product Group Sales	% Change in Product Group Sales
Fresh Pork	$76,909,644	86.88%	$59,685,172	87.97%	1.09%
Frozen Pork	5,405,622	82.27%	7,311,654	86.62%	(4.35)%
Processed Food Products	10,719,260	72.95%	9,372,711	73.56%	0.61%
Total Cost of Sales	$93,034,526	84.74%	$76,369,537.00	85.78%	1.04%

As compared to our increase in the cost of sales of our fresh pork and processed products of 28.86% and 14.37% , respectively, our cost of sales of frozen pork products decreased by 26.07% as compared to the first quarter of 2009. This large decrease in cost of sales of this product resulted primarily from the period over period decrease in sales volume.

Gross Profit. Gross profit was $16,760,051 for the six months of 2010 as compared to $12,803,877 for the first six months of 2009, representing an increase of $3,956,174, or approximately 30.90%. Our gross profit as a percentage of sales was 15.26% for the first six months of 2010 as compared to 14.36% in the first six months of 2009.

The following table presents our gross profit and gross profit margin for each of our product groups for the first six months of 2010 and 2009:

Product Group	Gross Profit Six Months ended June 30, 2010	% of Product Group Sales	Gross Profit Six Months ended June 30, 2009	% of Product Group Sales	% Change from 2009 to 2010
Fresh Pork	$11,619,385	13.12%	$8,273,886	12.17%	40.43%
Frozen Pork	1,165,141	17.73%	1,141,987	13.51%	2.03%
Processed Food Products	3,975,525	27.05%	3,388,004	26.40%	17.34%
Total Gross Profit	$16,760,051	15.26%	$12,803,877	14.36%	30.90%

In the first six months of 2010, the gross profit of fresh pork and processed food increased by 40.43% and 17.34%, respectively, as compared to the same period last year. The processed food products segment continued to yield a gross profit margin that was the highest among all the product groups. We were able to increase gross profit in dollar terms for this product period over period despite a slight decrease in price to customers.

Selling Expenses. Selling expenses totaled $634,310 for the first six months of 2010 as compared to $1,372,363 for the first six months of 2009, a decrease of $738,053 or 53.78%. This decease is due to a reduction in our advertising expenses. We continued to increase sales made through sales agents, who assumed certain marketing expenses in selling our fresh pork products.

General and Administrative Expenses. General and administrative expenses totaled $1,396,004 for the first six months of 2010 as compared to $1,270,845 for the first six months of 2009, an increase of $125,159 or 9.85%. This change is primarily attributable to increased outside legal fees and audit fees, and increased staff.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the first six months of 2010, we had total other income of $739,172 as compared to $220,390 for the first six months of 2009, excluding a compensatory expense in the amount of $8,218,227 arising from the expected release of 482,955 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007.  See Note 19 of the consolidated financial statements. Our total other income in the first six months of 2010 increased by $ 518,782, or 235.39% as compared to the same period in 2009, excluding the compensatory expense.

Net Income. Net income for the first six months of 2010 was $13,110,048 as compared to $966,866 for the same period in 2009, a increase of $12,143,182 or 1255.93%.  This increase in net income is attributable to the 2009 compensatory expense, which is not present in 2010, as well as the 2010 increase in the sales volume of fresh pork and processed food products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Six Months Ended June 30, 2010

As of June 30, 2010, we had cash and cash equivalents of $13,530,309, other current assets of $105,648,543 and current liabilities of  $55,386,498. At June 30, 2009, we had $22,946,069 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $10,905,261 for the first six months of 2010 as compared to net cash sourced from operating activities of $14,955,043 for the first six months of 2009. This is primarily attributable to the fact that we continue to expand the number of clients receiving extended payment terms. Since 2008, we have been offering extended payment terms to certain high quality, long term clients with good credit (up to 75 days), where previously we required payment within 1-2 days of delivery of goods. As we increase implementation of this policy, there is a decrease in, and some delay in collection of, our incoming cash.

Net cash used in investing activities was $26,853,018 for the first six months of 2010 as compared to $3,799,233 for the first six months of 2009. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding notes payable, and the funds are only allowed to be used to settle bank indebtedness.

Net cash sourced from financing activities was $8,879,352 for the first six months of 2010 as compared to $4,391,705 for the first six months of 2009.  This increase resulted principally from an increase in our borrowings from banks during the first six months of 2010 as compared to the same period of 2009.  These additional borrowings are short-term loans, and were used for operational purposes.

Capital Commitments

We have been following a policy of relaxing our credit policy for an increasing number of our major customers, permitting them up to a 75-days grace period for payment for goods, where previously no such grace period was provided. Management expects that in the short term, this revised credit policy will result in an increase in accounts receivable, and a corresponding reduction in our cash position. Management does not anticipate that this change in our credit policy will result in any deficiency of working capital. Over the first six months of 2010, however, accounts receivable increased from $39,876,187 to $44,776,618. This increase was primarily due to the increase of sales.

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

We believe our cash flow from operations together with our cash and cash equivalents currently on hand will be sufficient to meet our needs for working capital, capital expenditure and other commitments through the end of 2010For our long-term cash needs, we may consider a number of alternative financing opportunities, which may include debt and equity financing. No assurance can be made that such financing will be available to us, and adequate funds may not be available on terms acceptable to us. If additional funds are raised through the issuance of equity securities, dilution to existing shareholders may result. If funding is insufficient at any time in the future, we will develop or enhance our product or services and expand our business through our own cash flows from operations.

As of June 30, 2010, we had outstanding $24,821,549 in aggregate borrowings from Bank of China, Shanghai Pudong Development Bank, Huaxia Bank, Bank of East Asia and China Minsheng Banking Corp., Ltd. under short-term loans, on which we pay interest at average rates of 5.73% per annum. As of June 30, 2010, we did not have any standby letters of credit or standby repurchase obligations.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese Renminbi (“RMB”). However, we report our financial results in U.S. dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the first six months of 2010 was $425,134, as compared to $1,702,756 for the first six months of 2009, both of which were gains.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the People’s Bank of China announced that the exchange rate of U.S. dollar to RMB would be adjusted from $1 to RMB8.27 to $1 to RMB8.11, and it ceased to peg the RMB to the U.S. dollar. Instead, the RMB would be pegged to a basket of currencies, whose components would be adjusted based on changes in market supply and demand under a set of systematic principles. On September 23, 2005, the PRC government widened the daily trading band for RMB against non-U.S. dollar currencies from 1.5% to 3.0% to improve the flexibility of the new foreign exchange system. Since the adoption of these measures, the value of RMB against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the RMB against the U.S. dollar. The RMB may be revalued further against the U.S. dollar or other currencies, or may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the RMB against the U.S. dollar or other currencies. A decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of an investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2010, we had approximately $13,530,309 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. All of our sales and inputs are transacted in RMB. As a result, changes in the relative values of U.S. dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. dollars for reporting purposes. However, since we conduct our sales and purchase inputs in RMB, fluctuations in exchange rates are not expected to significantly affect our financial stability or gross and net profit margins. We do not currently expect to incur significant foreign exchange gains or losses, or gains or losses associated with any foreign operations.

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $410,872 and $1,701,699 in the second quarter of 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our chief executive officer and our chief financial officer, solely as a result of the significant weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our chief executive officer and our chief financial officer have concluded that the Company’s disclosure controls and procedures were ineffective.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2010, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the fiscal year ending December 31, 2010.

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

At June 30, 2010, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of June 30, 2010, the Company had not yet passed a formal resolution, however, Board has instructed Ms. Ma Feng Qin, a Board Member, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  In March 2010, the Company appointed two new independent directors who have experience in US public companies and whose expertise in US financial reporting standards is expected to be contributed to the Company. In addition, the Company has established an audit committee comprising of independent directors, which is expected to play an important role in enhancing the Company’s processes and procedures relating to internal control and corporate reporting including financial reporting..  The Company is in the process of identifying and hiring more professionals with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of June 30, 2010, the Company has hired a new Chief Financial Officer, however, as of the date hereof the Company continues to seek actively candidates for a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.

•	Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of June 30, 2010, the Company has created an internal audit department.  The effectiveness of this new department is currently under evaluation, and has yet to be determined.

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

As of June 30, 2010, the Company has implemented from an operational standpoint, a plan for the elimination of related party transactions unrelated to the Company’s core business transactions. Therefore, all related party transactions, except for the purchase of hogs which is conducted under an arms-length Hog Procurement Agreement, will be phased out and eliminated. The Company continues to develop desktop and closing procedures in order to report historical and remaining related party balances on a more timely and accurate basis. Contracts with related parties, which include netting agreements, have been formalized for past transactions; however, on going forward basis the Company is in the process of creating standardized contracts that will govern related party transactions that occur frequently and regularly, such as purchases of hogs.

PART II.    OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: August 16, 2010	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ Sharon Tang
Sharon Tang
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32	Certification of Principal Executive Officer and Principal Financial Officer