Form 10-Q
period 2010-09-30
ENERGROUP HOLDINGS CORP
filed 2010-11-15
CIK 766659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-32873

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

As of September 30, 2010, the Registrant had 21,136,392 shares of Common Stock outstanding.

ENERGROUP HOLDINGS CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Energroup Holdings Corporation

Reviewed Consolidated Financial Statements

September 30, 2010 and December 31, 2009

(Stated in US Dollars)

Energroup Holdings Corporation

Pages

Contents

Report of Registered Public Accounting Firm	5

Consolidated Balance Sheets	6 - 7

Consolidated Statements of Income	8

Consolidated Statements of Changes in Stockholders’ Equity	9

Consolidated Statements of Cash Flows	10

Notes to Consolidated Financial Statements	11 - 34

Board of Directors and Stockholders

Energroup Holdings Corporation

Report of Registered Independent Public Accounting Firm

We have reviewed the accompanying interim consolidated Balance Sheets of Energroup Holdings Corporation (the “Company”) as of September 30, 2010 and December 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended September 30, 2010 and 2009. These interim consolidated financial statements are the responsibility of the Company’s management.

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

San Mateo, California	Samuel H. Wong & Co., LLP
October 26, 2010	Certified Public Accountants

Energroup Holdings Corporation

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

	Notes	At September 30, 2010	At December 31, 2009
ASSETS
Current Assets
Cash	2(D)	$23,993,544	$41,984,101
Restricted Cash	3	21,647,930	2,176,224
Accounts Receivable	2(E),4	40,858,902	39,876,187
Other Receivable		343,651	591,025
Related Party Receivable	5	41,071,360	—
Inventory	2(F),6	9,857,403	3,683,989
Advance to Suppliers	2(G)	653,524	844,964
Prepaid Expenses		19,730	30,103
Prepaid Taxes		1,248,149	231,568
Deferred Tax Asset	2(Q)	478,660	468,922
Total Current Assets		140,172,853	89,887,082

Non-Current Assets
Property, Plant & Equipment, net	2(H),7	22,688,930	23,727,484
Land Use Rights, net	2(I),8	13,228,484	13,175,559
Construction in Progress	2(J)	6,842,058	6,692,837
Total Assets		$182,932,325	$133,482,962

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Bank Loans	9(A)	$43,410,072	$15,942,197
Notes Payable	11	7,464,803	7,312,935
Accounts Payable		3,234,400	3,272,626
Taxes Payable		9,689,005	6,987,848
Other Payable		1,936,176	2,096,958
Accrued Liabilities		196,275	1,922,103
Customer Deposits	2(L)	2,765,786	2,416,615
Related Party Payable	5	—	2,307,429
Total Current Liabilities		68,696,517	42,258,711

Long Term Liabilities
Bank Loans	9(B)	—	—

Total Liabilities		$68,696,517	$42,258,711

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation

Consolidated Balance Sheets

As of September 30, 2010 and December 31, 2009

(Stated in US Dollars)

	Notes	At September 30, 2010	At December 31, 2009
Stockholders’ Equity

Preferred Stock - $0.001 Par Value10,000,000 Shares Authorized; 0 Shares Issued & Outstanding at September 30, 2010 and December 31, 2009.		$—	$—

Common Stock - $0.001 Par Value 21,739,130 Shares Authorized; 21,136,392 Shares Issued & Outstanding at September 30, 2010 and December 31, 2009.		21,137	21,137

Additional Paid in Capital		44,230,331	42,530,331
Statutory Reserve	2(M),12	2,077,488	2,077,488
Retained Earnings		60,417,426	41,329,899
Accumulated Other Comprehensive Income	2(N)	7,489,426	5,265,396

Total Stockholders’ Equity		114,235,808	91,224,251

Total Liabilities & Stockholders’ Equity		$182,932,325	$133,482,962

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation

Consolidated Statements of Income

For the three-month and nine-month periods ended September 30, 2010 and 2009

(Stated in US Dollars)

	Note	3 months ended September 30, 2010	3 months ended September 30, 2009	9 months ended September 30, 2010	9 months ended September 30, 2009
Sales	2(O),20	$55,701,960	$67,821,080	$165,496,536	$156,852,674
Cost of Sales	2(P)	(47,934,479)	(57,246,206)	(140,969,005)	(133,615,742)
Gross Profit		7,767,481	10,574,874	24,527,531	23,236,932

Selling Expenses	2(Q)	(491,412)	(706,664)	(1,125,722)	(2,079,027)
General & Administrative Expenses	2(R)	(538,382)	(614,806)	(1,934,387)	(1,885,651)
Total Operating Expense		(1,029,794)	(1,321,470)	(3,060,109)	(3,964,678)

Operating Income		6,737,687	9,253,405	21,467,422	19,272,254

Other Income		197,646	7,204	227,939	35,552
Interest Income		50,703	13,574	126,352	131,139
Other Expenses		(25,609)	(8,270)	(34,030)	(71,978)
Interest Expense		(664,848)	(206,869)	(1,501,539)	(509,464)
Government Subsidy Income		—	14	—	141,834
Release of Make Good Shares		—	(4,619,816)	—	(12,838,043)
Total Other Income/(expense)		(442,108)	(4,814,163)	(1,181,278)	(13,110,960)

Earnings before Tax		6,295,579	4,439,242	20,286,144	6,161,294

Income Tax	2(V),14	(318,101)	(686,232)	(1,198,617)	(1,441,418)

Net Income		$5,977,478	$3,753,010	$19,087,527	$4,719,876

Earnings Per Share	2(Y),17
Basic		$0.29	$0.22	$0.90	$0.27
Diluted		$0.29	$0.18	$0.90	$0.22

Weighted Average Shares Outstanding
Basic		21,136,392	17,272,756	21,136,392	17,272,756
Diluted		21,136,392	21,136,392	21,136,392	21,136,392

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation

Consolidated Statements of Changes in Stockholders’ Equity

As of September 30, 2010 and December 31, 2009

And for the nine-month ended September 30, 2010 and 2009

(Stated in US Dollars)

	Common		Additional			Accumulated Comprehensive
	Shares Outstanding	Amount	Paid in Capital	Statutory Reserve	Retained Earnings	Other Income	Total

Balance at January 1, 2009	21,136,392	$21,137	$26,062,337	$2,077,488	$35,275,457	$3,489,228	$66,925,647
Release of Shares Placed in Escrow	—	—	16,467,994	—	—	—	16,467,994
Net Income	—	—	—	—	6,054,442	—	6,054,442
Appropriations of Retained Earnings	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	1,776,168	1,776,168
Balance at December 31, 2009	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251

Balance at January 1, 2010	21,136,392	$21,137	$42,530,331	$2,077,488	$41,329,899	$5,265,396	$91,224,251
Reversal of liquidation damage deduction	—	—	1,700,000	—	—	—	1,700,000
Net Income	—	—	—	—	19,087,527	—	19,087,527
Appropriations of Retained Earnings	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	—	—	—	—	2,224,030	2,224,030
Balance at September 30, 2010	21,136,392	$21,137	$44,230,331	$2,077,488	$60,417,426	$7,489,426	$114,235,808

Comprehensive Income	For the year ended December 31, 2009	For nine Months Ended September 30, 2010	Accumulated Totals
Net Income	$6,054,442	$19,087,527	$25,141,969
Other Comprehensive Income
Foreign Currency Translation Adjustment	1,776,168	2,224,030	4,000,198
	$7,830,610	$21,311,557	$29,142,167

See Notes to Financial Statements and Accountant’s Report

Energroup Holdings Corporation

Consolidated Statements of Cash Flows

For the three-month and nine-month ended September 30, 2010 and 2009

(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cash Flow from Operating Activities
Net Income	$5,977,478	$3,753,010	$19,087,527	$4,719,876
Non Cash Expense Recorded for the Release of Escrow Shares	—	4,619,816	—	12,838,043
Reversal of liquidation damage deduction		—	1,700,000
Amortization	101,789	67,427	253,080	492,033
Depreciation	728,773	584,736	1,895,276	1,744,638
Decrease/(Increase) in Accounts & Other Receivables	(11,225,441)	(26,369,063)	(41,806,703)	(22,661,628)
Decrease/(Increase) in Inventory & Purchase Deposit	(6,264,214)	(799,372)	(5,981,973)	(254,276)
Decrease/(Increase) in Prepaid Taxes & Expenses	(33,431)	84,893	(1,015,946)	339,659
Increase/(Decrease) Accounts, Taxes & Other Payables	(5,424,049)	3,513,652	346,588	1,888,836
Increase/(Decrease) in Accrued Liabilities	(18,338)	133,405	(1,725,830)	720,570
Increase in Customer Deposits	163,884	337,783	349,171	1,053,579
Cash Sourced/(Used) in Operating Activities	(15,993,549)	(14,073,713)	(26,898,810)	881,330

Cash Flows from Investing Activities
Decrease/(Increase) Funds in Restricted Cash Account	6,992,319	(548)	(19,471,706)	1,461
Purchases of Property, Equipment, and Construction of Plants	(678,843)	(117,482)	(1,005,940)	(3,642,200)
Increase of Land Use Rights	(244,110)	(15,499)	(306,006)	(326,785)
Payments/(Withdraw) of Deposits	—	—	—	34,808
Cash Sourced/(Used) in Investing Activities	6,069,366	(133,529)	(20,783,652)	(3,932,762)

Cash Flows from Financing Activities
Proceeds from Bank Borrowings	18,588,522	5,861,390	27,467,874	10,253,095
Cash Sourced/(Used) in Financing Activities	18,588,522	5,861,390	27,467,874	10,253,095

Net Increase/(Decrease) in Cash & Cash Equivalents for the Period	8,664,339	(8,345,852)	(20,214,588)	7,201,663
Effect of Currency Translation	1,798,896	70,720	2,224,030	1,773,476
Cash & Cash Equivalents at Beginning of Period	13,530,309	22,946,069	41,984,102	5,695,798
Cash & Cash Equivalents at End of Period	$23,993,544	$14,670,937	$23,993,544	$14,670,937

Supplementary information:
Interest Received	$50,703	$13,574	$126,352	$131,139
Interest Paid	674,164	149,325	1,551,532	105,637
Income Tax Paid	68,531	2,233	84,777	3,388

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

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

The Company owned the three operating subsidiaries since its inception.  The Company also owns two intermediary holdings companies.  As of September 30, 2010, the detailed identities of the consolidating subsidiaries are as follows: -

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital

Precious Sheen Investments Limited	BVI	100%	USD	10,000
Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB	105,241,234
Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB	10,000,000
Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB	5,000,000
Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB	5,000,000

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

expenses are translated at the average exchange rates and stockholders’ equity is translated at historical exchange rates.  Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of stockholders’ equity.

Exchange Rates	9/30/2010	12/31/2009	9/30/2009
Period end RMB : US$ exchange rate	6.6981	6.8372	6.8376
Average period RMB: US$ exchange rate	6.8164	6.8409	6.8425

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

(Z)                               Recent Accounting Pronouncements

In June 2009, FASB issued ASC 860, Transfers and Servicing, and ASC 810, Consolidation, a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FASB ASC 810 Consolidation).  The Company has adopted the new accounting policies and has determined that there is no material impact to the financial statements presented herein.

On June 30, 2009, FASB issued ASC 105, Accounting Standards Codification (FASB ASC 105 Generally Accepted Accounting Principles) a replacement of FASB Statement No. 162 the Hierarchy of Generally Accepted Accounting Principles. On the effective date of this standard, ASC became the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the SEC. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  If an accounting change results from the application of this guidance, an entity should disclose the nature and reason for the change in accounting principle in their financial statements.  This new standard categorizes the US GAAP hierarchy to two levels: one that is authoritative (in ASC) and one that is non-authoritative (not in ASC). Exceptions include all rules and interpretive releases of the SEC under the authority of federal securities laws, which are sources of authoritative US GAAP for SEC registrants, and certain grandfathered guidance having an effective date before March 15, 1992.  Statement No. 168 is the final standard that will be issued by FASB in that form.  There will no longer be, for example, accounting standards in the form of statements, staff positions, Emerging Issues

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

Task Force (“EITF”) abstracts, or AICPA Accounting Statements of Position. The Company has adopted and implemented the new accounting policy.

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

The FASB issued ASU-2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU 2010-09 became effective upon issuance of the guidance. Management adopted this pronouncement as of July 1, 2010.

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

3.                                      Restricted Cash

The restricted cash of $21,647,930 represents compensating balances held at banks to partially secure banking facilities in the form of notes payable. The imposed restrictions dictate that funds cannot be withdrawn when there are outstanding notes payable, and the funds are only allowed to be used to settle bank indebtedness. The funds deposited as compensating balances are interest bearing.

4.                                      Accounts Receivable

Accounts Receivable at September 30, 2010 and December 31, 2009 consisted of the following: -

	At	At
	September 30,	December 31,
	2010	2009
Accounts Receivable — Trade	$41,271,618	$40,278,976
Less: Allowance for Doubtful Accounts	(412,716)	(402,789)
Net Accounts Receivable	$40,858,902	$39,876,187

	At	At
	September 30,	December 31,
	2010	2009
Allowance for Bad Debts
Beginning Balance	$(402,789)	$(188,495)
Allowance Provided	(9,927)	(214,294)
Charged Against Allowance	—	—
Reversal*	—	—
Ending Balance	$(412,716)	$(402,789)

During the second quarter of the 2008 fiscal year, management revised the Company’s credit policy.  Based on management’s review, the Company began extending more favorable credit terms to its top tier customers. Those customers that qualified as top tier were extended approximately 45 to 60 days of credit.  As of September 30, 2010, the Company has not had any receivables that were unrecoverable.

Accounts receivable aging analysis:-

	At	At
	September 30,	December 31,
	2010	2009
1-30 Days	$17,259,056	$17,757,223
30-60 Days	14,650,459	12,643,466
61-90 Days	2,115,266	5,004,370
91-120 Days	2,103,373	4,833,711
121-365 Days	2,271,908	40,206
Over 365 Days	2,871,556	—
Total	$41,271,618	$40,278,976

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

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

In the event that the Company has both receivables from, and payables to the Group it will, in accordance with FIN 39 (FASB ASC 210-20), setoff the balances in order to arrive at a single balance that is either due from, or due to the Group.  The Company’s net receivable balance of $41,071,360 at September 30, 2010 is shown in the following table.

Ref.	Subsidiary Due to:	Nature of Balance	Related Party	Balance	Description of Transaction
A	Food	Sale of Products resulting in Trade Receivable from	Dalian Huayu Seafood Food Co., Ltd.	$5,629,947	Food Co. sold cooked food to Huayu dating back to 1/2007.
		Subtotal of Related Party Sales		5,629,947

B	Food	Loan Receivable from	Dalian Mingxing Livestock Product Co., Ltd.	187,061	Food Co. purchased material on behalf of Mingxing Dating back to 6/2009
C	Food	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	22,415,415	Food Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 1/2008
D	Food	Loan Receivable from	Dalian Chuming Trading Co., Ltd	11,943,685	Food Co. paid material on behalf of Trading Co. dating back to 3/2010
E	Meat	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	29,173,438	Meat Co. paid bank loan principal and interest on behalf of Industrial Co. dating back to 4/2009
F	Meat	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	2,250,225	Prepayment to Stockbreeding Combo for Purchase of hogs dating back to 7/2008.
G	Meat	Loan Receivable from	Dalian Chuming Group Co., Ltd.	66,946,812	Chuming Group borrowed loan from Meat Co. dating back to 1/2008
H	Meat	Loan Receivable from	Dalian Chuming Trading Co., Ltd	43,783,272	Trading Co. borrowed loan from Meat Co. dating back to 4/2010
I	Meat	Loan Receivable from	Dalian Huayu Seafood Food Co., Ltd.	536,364	Meat Co. purchased material on behalf of Huayu dating back to 7/2010
J	Meat	Loan Receivable from	Dalian Chuming Fodder Co., Ltd.	2,362,623	Meat Co. purchase raw materials on behalf of Fodder dating back to 7/2010
K	Sales	Loan Receivable from	Dalian Huayu Seafood Co., Ltd.	2,376,171	Sales Co. help Huayu purchase materials dating back to 9/2008.
L	Sales	Loan Receivable from	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	16,255,161	Sales Co. paid for Stockbreeding to buy hogs from farmer dating back 7/2008
M	Sales	Loan Receivable from	Dalian Chuming Industrial Development Co., Ltd.	5,710,253	Sales Co. purchased materials for Industrial Co. dating back to 7/2009
		Subtotal loans to related parties		203,940,480
		Gross related party receivables		$209,570,426

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

Ref.	Subsidiary Due from:	Nature of Balance	Related Party	Balance	Description of Transaction
N	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	$89,775,342	Meat Co. purchased of hogs from Stockbreeding Combo dating back to 12/2009
O	Meat	Purchase of Raw Materials resulting in Trade Payable to	Dalian Chuming Group Co., Ltd.	33,517,102	Purchase of hogs from Group dating back to 7/2008.
		Subtotal of Purchases from Related Parties		$123,292,444

P	Food	Loan Payable to	Dalian Chuming Group Co., Ltd.	1,598,750	Food Co. borrowed from Group to purchase materials dating back to 4/2009.
Q	Food	Loan Payable to	Dalian Chuming Stockbreeding Combo Development Co., Ltd.	7,016,915	Stockbreeding Combo bought raw materials on behalf of Food Co. dating back to 4/2009
R	Food	Loan Payable to	Dalian Huayu Seafood Co., Ltd.	9,314,269	Food Co. collected customer deposits on behalf of Huayu Co. dating back to 7/2009
S	Food	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	2,897,101	Food Co. purchased materials on behalf of Fodder dating back to 7/2010
T	Meat	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	1,258,039	Fodder Co. paid the materials on behalf of Meat dating back to 3/2010
U	Sales	Loan Payable to	Dalian Mingxing Livestock Product Co. Ltd.,	1,560,374	Sales Co. collected bank loans on behalf of Mingxing dating back to 8/2008
V	Sales	Loan Payable to	Dalian Chuming Fodder Co., Ltd.	9,655,687	Fodder Co. bought materials on behalf of Sales Co. dating back to 4/2009
W	Sales	Loan Payable to	Dalian Chuming Group Co., Ltd.	3,269,214	Sales Co. borrowed money from Group dated back to 7/2010
X	WFOE	Loan Payable to	Dalian Chuming Group Co.	8,636,273	Group loaned funds to WFOE (includes funds transferred from Meat for US RTO.)
		Subtotal of Loans from Related Parties		45,206,622
		Gross Related Party Payable		168,499,066
		Setoff Related Party Receivable (Payables have been set-off against receivable)		$41,071,360

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

A.            Food Company sold USD 5.6 million (RMB 37.71 million) cooked food to Huayu Company on credit.

B.            Food Company purchased material USD 187 thousand(RMB 1.2 Million) on behalf of Mingxing dating back to 6/2009

C.            Food Company paid USD 22 million (RMB 150 million) bank loan principal and interest on behalf of Industrial Development Company.

D.            Food Company paid USD 11.9 million (RMB 80 million) for materials on behalf of Trading Company.

E.             Meat Company paid USD 29 million (RMB 195 million) bank loan principal and interest on behalf Industrial Development Company.

F.              The prepayment of USD 2.25 million (RMB 15 million) from Meat Company to the Stockbreeding Combo Development Company was for the purchase of hogs.

G.            Meat Company lent USD 67 million (RMB 425 million) to Chuming Group.

H.           Trading Company borrowed USD 44 million (RMB 273 million) from Meat Company.

I.                Meat Company purchased USD 536 thousand (RMB 3.6 million) thousand materials on behalf of Huayu Company.

J.                Meat Company purchased USD 2.4 million raw materials on behalf of Fodder Company.

K.           Sales Company bought USD 2.4 million (RMB 16 million) raw materials on behalf of Huayu Seafood Company.

L.             Sales Company help the Combo Development Company to pay USD 16.2 million (RMB 109 million) to local farmers for the purchase of hogs.

M.         Sales Company purchased USD 5.7 million (RMB 38 million) materials for Industrial Development Company.

N.            The balance of USD 89.7 million (RMB 605 million) payment owed by the Meat Company to Stockbreeding Combo Development Company was for the purchase of hogs.

O.            The Group sold hogs to Meat Co. for 34 million (RMB 302 million).

P.              Food borrowed  USD 1.6 million(RMB 10.7 million) from Group to purchase materials

Q.            Stockbreeding Combo Development Company purchased USD 7 million (RMB 67 million) for Food Company.

R.            Food Company collected USD 9.3 million (RMB 62.3 million) customer deposits on behalf of Huayu Seafood Company.

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

S.              Food Company bought USD 2.8 million (RMB 18 million) materials on behalf of Fodder Company.

T.             Fodder Co. paid USD 1.2 million (RMB 8.4 million) the fodder materials on behalf of Meat Company.

U.            Sales Company collected USD 1.6 million (RMB 10.88 thousand) bank loans on behalf of Mingxing Livestock Company.

V.            Fodder Company bought USD 9.7 million (RMB 65 million) materials on behalf of Sales Company.

W.         Sales Company borrowed USD 3.3 million (RMB 19 million) from the Group.

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

6.                                      Inventory

	At	At
	September 30,	December 31,
	2010	2009
Raw Materials	$748,146	$1,479,197
Work in Progress	196,591	95,051
Finished Goods	8,912,666	2,109,741
	$9,857,403	$3,683,989

7.                                      Property, Plant & Equipment

At		Accumulated
September 30, 2010:	Cost	Depreciation	Net
Buildings	$22,212,402	$(5,257,677)	$16,954,725
Manufacturing Equipment	10,257,946	(5,043,926)	5,214,020
Office Equipment	493,790	(440,558)	53,232
Vehicles	927,722	(741,865)	185,857
Furniture & Fixture	536,233	(255,137)	281,096
	$34,428,093	$(11,739,163)	$22,688,930

At		Accumulated
December 31, 2009:	Cost	Depreciation	Net
Buildings	$21,661,732	$(4,341,813)	$17,319,919
Manufacturing Equipment	9,983,958	(4,227,442)	5,756,516
Office Equipment	473,623	(397,488)	76,135
Vehicles	926,735	(664,628)	262,107
Furniture & Fixture	525,323	(212,516)	312,807
	$33,571,371	$(9,843,887)	$23,727,484

8.                                      Land Use Right

The Company had the following intangible assets outstanding:-

	At	At
	September 30,	December 31,
	2010	2009
Land Use Rights, at Cost	$15,041,156	$14,735,150
Less: Accumulated Amortization	(1,812,672)	(1,559,591)
	$13,228,484	$13,175,559

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

9.                                      Bank Loans

(A)            Short Term Bank Loans

At September 30, 2010 and December 31 2009, the Company had the following short-term loans outstanding:

			At
	Interest	Due	September 30,
Bank	Rate	Date	2010
Bank of China - Liaoning Branch	5.841%	10/27/2010	$2,090,145
Bank of China - Liaoning Branch	5.841%	12/12/2010	4,478,882
Bank of China - Liaoning Branch	5.310%	09/28/2011	7,728,311
Shanghai Pudong Development Bank - Dalian Branch	5.841%	11/25/2010	14,929,607
Huaxia Bank - Dalian Branch	5.576%	01/06/2011	7,464,803
Bank of East Asia - Dalian Branch	5.450%	10/22/2010	2,239,442
China Minsheng Banking Corp., Ltd. - Shanghai Branch	5.841%	04/12/2011	4,478,882
			$43,410,072

			At
	Interest	Due	December 31,
Bank	Rate	Date	2009
Bank of China - Liaoning Branch	5.841%	11/11/2010	$2,252,384
Bank of China - Liaoning Branch	5.841%	11/18/2010	2,135,377
Bank of China - Liaoning Branch	5.841%	10/27/2010	2,047,620
Agricultural Bank of China - Wafangdian Branch	5.310%	10/30/2010	2,925,174
Shanghai Pudong Development Bank - Dalian Branch	5.841%	07/16/2010	4,387,761
Bank of East Asia - Dalian Branch	7.330%	10/22/2010	2,193,881
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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

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

10.                               Notes Payable

Notes payable consisted of the followings:-

		At
		September 30,
Notes to	Due Date	2010
Shanghai Pudong Development Bank - Liaoning Branch	11/18/2010	$7,464,803
		$7,464,803

		At
		December 31,
Notes to	Due Date	2009
Shanghai Pudong Development Bank - Liaoning Branch	5/18/2010	$7,312,935
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

11.                               Capitalization

As a result of a reverse-merger on December 31, 2007 that was consummated via a share exchange, and a concurrent equity financing, in the form of a private placement by issuing common stock to ten accredited investors, the Company’s capitalization is now reflected by the table shown below:-

Name of Shareholder	Number of Shares	Common Stock Capital	Additional Paid in Capital	Equity %
Operating Companies Founders	14,688,948	$14,689	$31,186,367	69.50%
PRE-RTO Shell Shareholders	422,756	423	—	2.00%
Advisors & Consultants	2,161,052	2,161	—	10.22%
Private Investors	3,863,636	3,864	13,043,964	18.28%
	21,136,392	$21,137	$44,230,331	100.00%

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

12.                               Commitments of Statutory Reserve

In compliance with PRC laws, the Company is required to appropriate a portion of its net income to its statutory reserve up to a maximum of 50% of an enterprise’s registered capital in the PRC.  The Company had future unfunded commitments, as provided below.

		At	At
		September 30,	December 31,
		2010	2009
PRC Registered Capital		$17,666,849	$15,566,849

	- Statutory Reserve Ceiling based on 50% of Registered Capital	8,833,425	7,783,424

Less:	- Retained Earnings appropriated to Statutory Reserve	(2,077,488)	(2,077,488)

	Reserve Commitment Outstanding	$6,755,937	$5,705,936

13.                               Advertising Costs

Advertising expenses were $211,669 and $163,029 for the nine-month periods ended September 30, 2010 and 2009, respectively.

14.                               Income Taxes

The Company and its subsidiaries are subject to income tax under the jurisdictions under which they operate.  The following table details the Company and its subsidiaries, and the statutory tax rates to which they are subject:

Entity	Country of Domicile	Income Tax Rate
Energroup Holdings Corporation	USA	15.00% - 35.00%
Precious Sheen Investments Limited	BVI	0.00%
Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	25.00%
Dalian Chuming Slaughtering & Pork Packaging Co., Ltd.	PRC	25.00%
Dalian Chuming Processed Foods Co., Ltd.	PRC	25.00%
Dalian Chuming Sales Co., Ltd.	PRC	25.00%

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

Although the Companies PRC subsidiaries are subject to statutory income tax rates detailed above, the individual effective tax rates for each subsidiary vary significantly.

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd. has been given special tax-free status by the PRC government because of the Company’s standing as leader in its industry in Dalian.  Accordingly, the Company has not made a provision for income taxes in the PRC for the nine-month periods ended  September 30, 2010 and 2009.

Dalian Chuming Processed Foods Co. Ltd has provided for income taxes for the nine-month periods ended September 30, 2010 and 2009 in the amounts of  $1,198,617 and $1,441,418, respectively.

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

i.	2010	Tax expense	(1,198,617)
ii.	2009	Tax expense	(1,441,418)

15.                               Commitments

It is company policy to develop plant facilities based on availability of cash resources without incurring capital commitments. Therefore, the Company did not have any capital commitments existing at September 30, 2010 except for the commitment to have the construction in progress finished.

On December 19, 2007, the Company entered into a hog purchase agreement whereby the Dalian Chuming Group Co., Ltd will provide at fair market price a minimum number of hogs to the Company.  At September 30, 2010, the Company expects minimum quantities of hogs detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010 (Oct to Dec)	384,511	$205.84	$79,147,744

The Company believes that the fair market price of the hogs will increase by 10% each year. The assumption of 10% reflects that Company expectations in regards to inflation, and the rising costs of inputs in breeding livestock.

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

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

Below is a presentation of the Company’s financial position for its operating subsidiaries at September 30, 2010 and December 31, 2009, and for the Company’s result of operation for the nine-month periods then ended. The Company has also provided reconciling adjustments with the Company and its intermediate holding companies Dalian Chuming Precious Sheen Investments Consulting Ltd. (“Chuming WFOE”) and Precious Sheen Investments Ltd (PSI).

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
September 30, 2009	Company	Company	Company	Eliminations	Total
Sales	$147,991,969	$24,184,096	$25,724,571	$(41,047,962)	$156,852,674
Cost of Sales	129,915,408	17,675,199	27,073,097	(41,047,962)	133,615,742
Gross Profit	18,076,560	6,508,897	(1,348,526)	—	23,236,932

Operating (Loss)/Profit	17,114,488	5,881,237	(3,454,008)	(269,463)	19,272,254

Other Income (Expense)	(129,147)	(115,566)	(29,779)	(12,836,469)	(13,110,961)

Earnings before Tax	16,985,341	5,765,671	(3,483,787)	(13,105,932)	6,161,294

(Income Tax Expense)	—	(1,441,418)	—	—	(1,441,418)

Extraordinary Expense	—	—	—	—	—

Net Income	$16,985,341	$4,324,253	$(3,483,787)	$(13,105,932)	$4,719,876

Eliminated Intercompany Sales of Products Sold Nine-month periods ended September 30, 2009

Sold From:	Sold To:	Amount
Food Company	Sales Company	$5,854,487
Meat Company	Sales Company	20,292,333
Meat Company	Food Company	14,901,142
		$41,047,962

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

Results of Operations				WFOE,
For the period ended	Meat	Food	Sales	PSI, &
September 30, 2010	Company	Company	Company	Eliminations	Total
Sales	$156,013,257	$21,743,518	$14,381,918	$(26,642,157)	$165,496,536
Cost of Sales	137,498,825	16,237,740	13,874,597	(26,642,157)	140,969,005
Gross Profit	18,514,432	5,505,778	507,321	—	24,527,531

Operating (Loss)/Profit	17,418,690	4,976,812	(596,388)	(331,691)	21,467,422

Other Income (Expense)	(1,071,151)	(182,343)	70,239	1,976	(1,181,278)

Earnings before Tax	16,347,539	4,794,469	(526,149)	(329,715)	20,286,144

(Income Tax Expense)	—	(1,198,617)	—	—	(1,198,617)

Extraordinary Expense	—	—	—	—	—

Net Income	$16,347,539	$3,595,852	$(526,149)	$(329,715)	$19,087,527

Eliminated Intercompany Sales of Products Sold Nine-month periods ended  September  30, 2010

Sold From:	Sold To:	Amount
Food Company	Sales Company	$6,104,111
Meat Company	Sales Company	8,015,476
Meat Company	Food Company	12,522,570
		$26,642,157

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
December 31, 2009	Company	Company	Company	Eliminations	Total
Current Assets	$175,070,968	$54,889,689	$32,573,276	$(172,646,851)	$89,887,082
Non Current Assets	24,795,021	18,567,360	232,971	528	43,595,880
Total Assets	199,865,989	73,457,049	32,806,247	(172,646,323)	133,482,962

Current Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Total Liabilities	123,737,988	61,796,444	40,265,515	(183,541,236)	42,258,711

Net Assets	76,128,001	11,660,605	(7,459,268)	10,894,913	91,224,251

Total Liabilities & Net Assets	$199,865,989	$73,457,049	$32,806,247	$(172,646,323)	$133,482,962

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

Financial Position				WFOE,
At	Meat	Food	Sales	PSI, &
September 30, 2010	Company	Company	Company	Eliminations	Total
Current Assets	$254,929,477	$88,624,763	$37,764,257	$(241,145,644)	$140,172,853
Non Current Assets	24,295,755	18,291,575	171,696	446	42,759,472
Total Assets	279,225,232	106,916,338	37,935,953	(241,145,198)	182,932,325

Current Liabilities	184,880,011	91,354,215	46,085,571	(253,623,279)	68,696,517

Total Liabilities	184,880,011	91,354,215	46,085,571	(253,623,279)	68,696,517

Net Assets	94,345,221	15,562,123	(8,149,618)	12,482,081	114,235,808

Total Liabilities & Net Assets	$279,225,232	$106,916,338	$37,935,953	$(241,141,198)	$182,932,323

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

17.                               Earnings Per Share

Components of basic and diluted earnings per share were as follows: -

	For the	For the
	Nine months	Nine months
	September 30,	September 30,
	2010	2009

Net Income (A)	$19,087,527	$4,719,876

Basic Weighted Average Shares Outstanding (B)	21,136,392	17,272,756
Dilutive Shares:
- Addition to Common Stock from Exercise of Placement Warrants	—	—
- Addition to Common Stock from Contingent Shares Held in Escrow (Please refer to Note 19)	—	3,863,636
Diluted Weighted Average Shares Outstanding: (C)	21,136,392	21,136,392

Earnings Per Share:
- Basic (A)/(B)	$0.90	$0.27
- Diluted (A)/(C)	$0.90	$0.22

Weighted Average Shares Outstanding:
- Basic	21,136,392	17,272,756
- Diluted	21,136,392	21,136,392

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

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

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

In connection with the sales of securities to accredited investors under the securities purchase agreement, Hunter Wise Financial Group, LLC (the “Placement Agent”), was compensated with a commission of $1,190,000 which is equal to 7.00% of the aggregate purchase price and a warrant to purchase the 386,364 shares of the Company’s common stock at an exercise price of $4.40 per share.  At September 30, 2010, the Company had adequate authorized capital to issue common shares upon the exercise of the warrant.

At September 30, 2010, the total number of shares outstanding, on a fully diluted basis, is shown in the following table:

i.	Common shares outstanding prior to offering of securities	17,272,756
ii.	Common shares issued under securities purchase agreement	3,863,636
		21,136,392

iii.	Common shares issuable upon exercise of placement agent warrants	—
		21,136,392

Energroup Holdings Corporation

Notes to Consolidated Financial Statements

As of September 30, 2010 and December 31, 2009

And for the nine months ended September 30, 2010 and 2009

(Stated in US Dollars)

In connection with a make good agreement related to the financing transaction on December 31, 2007, the Company’s Chairman and CEO, Mr. Shi Huashan placed in escrow 3,863,636 shares, which were beneficially owned by him. These shares were to be released back to him if the Company met the following earnings targets of $15.9 million, and $20.9 million in after-tax net income for the years ended December 31, 2008, and 2009 respectively.  The Company met the aforementioned targets.  In accordance with SFAS 128, Earnings per Share (FASB ASC 260), for the sake of calculating the Company’s earnings per share, the Company has accounted for the 3,863,636 escrowed shares as contingently issuable shares as such they were not included in the weighted average basic shares outstanding for nine months end September 30, 2009, but are included in the weighted average diluted shares outstanding for the same period.  The escrowed shares have been released to the Chairman and CEO; therefore, for the nine months ended September 30, 2010, the 3,863,636 have been included in both basic and diluted weighted average shares outstanding.  Please refer to Note 17.

In accordance with Topic 5.T of the Staff Accounting Bulletins (SAB 79), the Company had recorded compensatory expense for shares to be released from escrow by charging the Company’s earnings and recording a corresponding increase to the Company’s contributed paid in capital. The Company recorded $12,838,043 for the nine months ended September 30, 2009. The terms and conditions related to the signatures required to release the shares in escrow back to the Chairman and CEO have been modified under the settlement agreement.  Refer to Note 20.

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

On June 15, 2009, the Company’s operating subsidiary, Meat Company, after passing a qualification process, was selected to be a supplier to the Chinese National Pork Reserve; accordingly, the Company signed a long-term supplier agreement with the Chinese National Pork Reserve.  Under the terms of the agreement, the Company is to supply 30,000,000 kg of fresh pork to the Chinese National Pork Reserve, annually. The agreement provides guidelines whereby the facility must use up and replenish 10,000,000 kg of fresh meat (approximately 150,000 hogs) every four months. The Company’s 2010 first three quarters sales was $165,496,536 of which $2,681,582 (RMB 18,278,738), representing 1.62% of total sales, consisted of fresh pork sold to the Chinese National Pork Reserve.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, The Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to the Company or the Company ‘s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of this report entitled “Risk Factors”) relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

OVERVIEW

Headquartered in the City of Dalian, Liaoning Province of the People’s Republic of China (the “PRC” or “China”), we are a meat processing company primarily involved in the slaughtering, processing, packaging and distribution of pork and pork products. We also process and sell seafood, such as minced fillet products, which accounted for a small portion of our revenue (approximately 5.6%) in the third quarter of 2010.

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

As of September 30, 2010, we had 793 employees, of whom 397 were operating personnel, 309 were sales personnel, 41 were research and development personnel and 46 were administrative personnel.

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

The Chuming Operating Subsidiaries are spin-off constituents of a former parent company, Dalian Chuming Group Co., Ltd., or the “Group”. Chuming WFOE was incorporated in China as a wholly foreign owned enterprise in December 2007. Chuming WFOE is 100% owned by Precious Sheen Investments Limited (“PSI”), a holding company established in the British Virgin Islands in May 2007.

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

Our total sales volume was 28,221 metric tons in the third quarter of 2010 and 36,376 metric tons in the third quarter of 2009.

Retail pork prices are an important component of China’s Consumer Price Index (CPI), a key inflation indicator. In order to moderate increases in the CPI and maintain the living standard of its lower-income population, the Chinese government has implemented a number of policies to encourage pork production.  Due to a shortage in supply, live hog prices rose significantly in 2008.  However, during the first half of 2009, the average pork price declined as compared to the average price during the same periods in 2008.  The decline in pork prices was due to a decline in demand which was the result of wide public perception that the swine flu epidemic in late April and early May affected the health and quality of pork produced during such time.  In June 2009, in response to the decline in pork prices and demand, the Chinese government purchased and placed into storage large quantities of pork products.  This was done to help reduce public fear that the pork supplies were contaminated due to the swine flu epidemic in an effort to cause  the pork price to rebound to a reasonable level.  This action by the PRC government helped to regain consumer confidence to increase the purchase of pork products, and as the demand began to rise, the prices of pork began to rise again in July 2009, and by the end of the year ultimately rose to a level higher than the prices seen during the first half of 2009. In the third quarter of 2010, pork prices trended higher due to consumer goods inflation in China, we expect this upward trend to continue through the end of the year.

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

Management believes that we need to broaden our geographic sales network and diversify our customer base. Currently our distribution network is principally located in Liaoning Province, especially Dalian city. We have however expanded our sales network for fresh and processed food products to major large and medium cities in the three most northeast provinces of China. In the near future we need to further extend this network and penetrate all large and medium cities in the northeast provinces of China with all our products. A broader customer base will not only mitigate our reliance on certain big customers, but also bring us more opportunities. We believe a broader market for our products can increase demand for our products, reduce our vulnerability to market changes, and provide additional areas of growth in the future.

Our top five customers accounted for 34.7% for our total sales for the quarter ended September 30, 2010. We plan to position our business to diversify our customer base, which is expected to lower this percentage gradually in the future.

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

The Company has owned the three operating subsidiaries since December 31, 2007 as a result of a reverse merger consummated via share exchange. Control of our operating subsidiaries (through the Company, its subsidiaries, predecessors or other entities) was consistently held prior to and after the reverse merger. We also own two intermediary holding companies. As of September 30, 2010, the detailed identities of the consolidating subsidiaries are as follows:

Name of Company	Place of Incorporation	Attributable Equity Interest	Registered Capital
Precious Sheen Investments Limited	BVI	100%	USD	10,000

Dalian Chuming Precious Sheen Investment Consulting Co., Ltd.	PRC	100%	RMB	105,241,234

Dalian Chuming Slaughtering & Pork Packaging Co. Ltd.	PRC	100%	RMB	10,000,000

Dalian Chuming Processed Foods Co. Ltd.	PRC	100%	RMB	5,000,000

Dalian Chuming Sales Co. Ltd.	PRC	100%	RMB	5,000,000

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 and September 30, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Quarter Ended September 30,	% of	Quarter Ended September 30,	% of
	2010	Sales	2009	Sales
Sales	$55,701,960	100.00%	67,821,080	100%
Cost of Sales	(47,934,479)	86.06%	(57,246,206)	84.41%
Gross Profit	7,767,481	13.94%	10,574,874	15.59%
Selling Expenses	(491,412)	0.88%	(706,664)	1.04%
General & Administrative Expenses	(538,382)	0.97%	(614,806)	0.91%
Total Operating Expense	(1,029,794)	1.85%	(1,321,470)	1.95%
Operating Income / (Loss)	6,737,687	12.10%	9,253,405	13.64%
Other Income (Expense)	(442,108)	0.79%	(4,814,163)	7.10%
Earnings Before Tax	6,295,579	11.30%	4,439,242	6.55%
(Income Tax Expense) / Deferred Tax Benefit	(318,101)	0.57%	(686,232)	1.01%
Net Income	$5,977,478	10.73%	3,753,010	5.53%
Earnings Per Share
Basic	$0.29		0.22
Diluted	0.29		0.18
Weighted Average Shares Outstanding
Basic	21,136,392		17,272,756
Diluted	21,136,392		21,136,392

Sales. Our sales include revenues from sales of our fresh pork, frozen pork, and processed food products. During the quarter ended September 30, 2010, we had sales of $55,701,960, as compared to the sales of $67,821,080 for the quarter ended September 30, 2009, a decrease of approximately 17.87%. Our sales for our various product categories in the third quarter of 2010 are summarized as follows:

Sales by product category, in dollars:	Third Quarter 2010 (amount)	% of Total Sales	Third Quarter 2009 (amount)	% of Total Sales	% increase from 2009 to 2010
Fresh Pork	$44,091,608	79.16%	$48,102,469	70.93%	-8.34%
Frozen Pork	4,539,405	8.15%	8,244,934	12.16%	-44.94%
Processed Food Products	7,070,947	12.69%	11,473,677	16.92%	-38.37%

Total Sales	$55,701,960	100%	$67,821,080	100%	-17.87%

Sales by product category, by weight of product (metric tons):	Third Quarter 2010 (Weight in tons)	% of Total Sales	Third Quarter 2009 (Weight in tons)	% of Total Sales	% change from 2009 to 2010
Fresh Pork	23,058	81.71%	28,322	77.86%	-18.59%
Frozen Pork	2,736	9.69%	4,196	11.54%	-34.80%
Processed Food Products	2,427	8.60%	3,858	10.61%	-37.09%

Total Sales	28,221	100%	36,376	100%	-22.42%

We believe that the decreases in sales revenue and sales volume in fresh pork, frozen pork and processed pork products arises from short supply of live pigs.

In the third quarter of 2010, we increased our average per-kilogram sales price for fresh pork products and decreased our average per-kilogram sales price for frozen pork and processed food products. These changes were in-line with changes in the market price for those products. In the third quarter of 2010, our sales volume by weight of fresh pork decreased as compared to the third quarter of 2009 by 18.59%. Our revenue for fresh pork, however, decreased by 8.34%, given lower sales volume by weight but higher average per-kilogram sales price for this product category. For frozen pork and processed food products, our sales volume by weight decreased by 34.80% and 37.09%, respectively, and because of lower average per-kilogram prices to customers, our sales revenue for those two product category decreased by 44.94% and 38.37%, respectively.

The following table shows the change in the average price per kilogram for our product to consumers in the quarter ending September 30, 2010, as compared to the same quarter last year:

	Average Per-Kilogram Price to Customers (in US$)
	Third quarter of 2010	Third quarter of 2009	% change	Change in Price
Fresh Pork	$1.91	$1.70	12.59%	$0.21
Frozen Pork	$1.66	$1.96	-15.56%	$-0.31
Processed Food Products	$2.91	$2.97	-2.04%	$-0.06

Cost of Sales. Cost of sales for the third quarter of 2010 decreased by $9,311,727 or approximately 16.27%, from $57,246,206 for the three months ended September 30, 2009 to $47,934,479 for the three months ended September 30, 2010. The decrease was principally attributable to the decrease in both the sales revenue and sales volume for our three product categories in the third quarter of 2010 as compared to the same period in the prior year. Our cost of sales for our various product categories in the third quarter of each of 2010 and 2009 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales	% of Overall	Cost of Sales Third	% of Overall	% Change from
Product Category	Third quarter 2010	Cost of Sales	Quarter 2009	Cost of Sales	2009 to 2010
Fresh Pork	$38,630,093	80.59%	$41,643,459	72.74%	-7.24%
Frozen Pork	3,763,846	7.85%	7,093,774	12.39%	-46.94%
Processed Food Products	5,540,540	11.56%	8,508,973	14.86%	-34.89%

Total Cost of Sales	$47,934,479	100%	$57,246,206	100%	-16.27%

The following table shows our cost of sales in the third quarter of each of 2010 and 2009 as a percentage of sales within each product group.

Product Category:	Cost of Sales Third quarter 2010	% of Product Group Sales	Cost of Sales Third quarter 2009	% of Product Group Sales	% Change in Product Group Sales
Fresh Pork	$38,630,093	87.61%	$41,643,459	86.57%	1.04%
Frozen Pork	3,763,846	82.91%	7,093,774	86.04%	-3.12%
Processed Food Products	5,540,540	78.36%	8,508,973	74.16%	4.20%
Total Cost of Sales	$47,934,479	86.06%	$57,246,206	84.41%	1.65%

The following table shows the estimated average per-kilogram price we paid for live pigs in the first, second and third quarters of 2010 and 2009:

	Average Unit Price Per Kilogram in 2010 (in US$)	Average Unit Price Per Kilogram in 2009 (in US$)	Price Increase/(Decrease) (in US$)	% Increase/(Decrease) from 2009 to 2010
First Quarter	1.59	1.77	(0.18)	(10.17)%
Second Quarter	1.54	1.50	0.04	2.67%
Third Quarter	1.87	1.75	0.12	6.86%
Fourth Quarter	N/A	1.70	N/A	N/A

Gross Profit. Gross profit was $7,767,481 for the three months ended September 30, 2010 as compared to $10,574,874 for the three months ended September 30, 2009, representing a decrease of $2,807,393, or approximately 26.55%. Management attributes the decrease in gross profit to decreased sales volume of the three product categories. Our gross profit as a percentage of sales was 13.94% in the third quarter of 2010, as compared to 15.59% in the third quarter of 2009.

The following table presents our gross profit for the three months ended September 30, 2010 and 2009. The table below also shows the percentage of gross profit for each of our product groups, as a percentage of sales for that product group.

Product Group	Gross Profit Third quarter of 2010	% of Product Group Sales	Gross Profit Third quarter of 2009	% of Product Group Sales	% increase from Third quarter of 2009 to Third quarter of 2010
Fresh Pork	$5,461,515	12.39%	$6,459,010	13.43%	-15.44%
Frozen Pork	775,559	17.09%	1,151,160	13.96%	-32.63%
Processed Food Products	1,530,407	21.64%	2,964,704	25.84%	-48.38%
Total Gross Profit	$7,767,481	13.94%	$10,574,874	15.59%	-26.55%

In the third quarter of 2010, the gross profit of fresh pork decreased by 15.44% as compared to the same period last year, principally due to the increase in average per-kilogram price we paid for live pigs. Processed food products continued to yield a gross profit margin that was the highest among all the product groups. The gross profit of the frozen pork products segment decreased by 32.63%, as compared to the same period last year, primarily due to a decrease in both sales volume and average price to customers in that product.

Selling Expenses.  Selling expenses totaled $491,412 for the three months ended September 30, 2010 as  compared to $706,664 for the three months ended September 30, 2009, a decrease of $215,252 or 30.46%. This decrease is primarily due to the decrease in sales revenue which resulted in proportionate decreases in outbound fright and salary for the sales force.

General and Administrative Expenses. General and administrative expenses totaled $538,382 for the three months ended September 30, 2010 as compared to $614,806 for the three months ended for the same period in 2009, a decrease of $76,424 or 12.43%. This change is primarily attributable to decrease in sales revenue.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the third quarter of 2010, we had other income of $197,646 which included a government subsidy, as compared to $7,204 for the third quarter of 2009.  Our total other expense in the third quarter of 2010 decreased by $4,372,055, or 90.82% as compared to the same period in 2009.  This decrease in total other expenses  is primarily attributable to an increase in interest expense on bank indebtedness and the compensation expense in the amount of $4,619,816 arising from the release of 3,863,636 of our shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007, which is not present in 2010.  See Note 19 of the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Net Income. Net income for the three months ended September 30, 2010 was $5,977,478 as compared to $3,753,010 for the same period in 2009, an increase of $2,224,468 or 59.27%.  This increase in net income is attributable to decreases in other expense which resulted from the compensation expense in the comparable quarter for 2009 described above and in income tax, and an increase in other income.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Nine months ended September 30, 2010	% of Sales	Nine months ended September 30, 2009	% of Sales
Sales	$165,496,536	100.00%	$156,852,674	100.00%
Cost of Sales	(140,969,005)	85.18%	(133,615,742)	85.19%
Gross Profit	24,527,531	14.82%	23,236,932	14.81%
Selling Expenses	(1,125,722)	0.68%	(2,079,027)	1.33%
General & Administrative Expenses	(1,934,387)	1.17%	(1,885,651)	1.20%
Total Operating Expense	(3,060,109)	1.85%	(3,964,678)	2.53%
Operating Income / (Loss)	21,467,422	12.97%	19,272,254	12.29%
Other Income (Expense)	1,181,278	0.71%	(13,110,960)	8.36%
Earnings Before Tax	20,286,144	12.26%	6,161,294	3.93%
(Income Tax Expense) / Deferred Tax Benefit	(1,198,617)	0.72%	(1,441,418)	0.92%
Net Income	$19,087,527	11.53%	$4,719,876	3.01%
Earnings Per Share
Basic	$0.90		$0.27
Diluted	0.90		0.22
Weighted Average Shares Outstanding
Basic	21,136,392		17,272,756
Diluted	21,136,392		21,136,392

Sales. During the nine months of 2010, we had sales of $165,496,536 as compared to $156,852,674 for the nine months of 2009, an increase of $8,643,862 or approximately 5.51%. Our sales for our various product categories in the nine months of 2010 and 2009 are summarized as follows:

Sales by product category, in dollars:	Nine months ended September 30, 2010	% of Total Sales	Nine months ended September 30, 2010	% of Total Sales	% increase from 2009 to 2010
Fresh Pork	$132,620,626	80.13%	$115,951,472	73.92%	14.38%
Frozen Pork	11,110,168	6.71%	16,686,335	10.64%	-33.42%
Processed Food Products	21,765,732	13.15%	24,214,867	15.44%	-10.11%

Total Sales	$165,496,536	100%	$156,862,674	100%	5.51%

Sales by product category, by weight of product (metric tons):	Nine months ended September 30, 2010 (Weight in tons)	% of Total Sales	Nine months ended September 30, 2009 (Weight in tons)	% of Total Sales	% change from 2009 to 2010
Fresh Pork	73,919	82.79%	64,471	78.07%	14.65%
Frozen Pork	7,679	8.60%	9,763	11.82%	-21.35%
Processed Food Products	7,692	8.61%	8,351	10.11%	-7.89%

Total Sales	89,290	100%	82,585	100%	8.12%

In the nine months of 2010, we decreased our average per-kilogram sales price for fresh pork, frozen pork and processed food products to our customers. These changes were in line with changes in the market price for these products. In the nine months of 2010, our sales volume of fresh pork increased, with the fresh pork category continuing to experience growth both in sales volume by weight and in terms of sales revenue. Our sales revenue for frozen pork decreased due to reductions in the average per-kilogram price to customers and a correct consumer trend away from frozen pork products to fresh pork products. For processed food products, our sales volume decreased by 7.89%, and because of lower per-kilogram prices, our sales revenue for this product category decreased by 10.11%. Management believes that changes in sales revenue in our product categories reflects consumer demand for our products in the periods presented.

The following table shows the change in the average price per-kilogram for our product to consumers in the nine months of 2010, as compared to the same period last year:

	Average Per-Kilogram Price to Customers (in US$)
	Nine months ended September 30, 2010	Nine months ended September 30, 2009	% change	Change in Price
Fresh Pork	$1.79	$1.80	-0.24%	$-0.01
Frozen Pork	$1.45	$1.71	-15.35%	$-0.26
Processed Food Products	$2.83	$2.90	-2.41%	$-0.07

Although we also sell our products through sales agents, our principal sales channels consist of Chuming-branded showcase stores, supermarkets and restaurants and canteens, each of which are owned by third parties. The following table summarizes the changes in the number of participants within these sales channels:

	Sales Channels
As of September 30,	Showcase Stores	Supermarkets	Restaurants and Canteens
2010	987	646	6,018
2009	924	572	5,013

As shown in the table above, as of September 30, 2010, as compared to September 30, 2009, we significantly increased the number of participants in all three of these sales channels. We believe the sales from supermarkets  are likely to continue to yield higher profit margins. Their orders tend to be large and stable in quantity, and they usually have better credit. The increase in the number of these participants has contributed to increased sales volume for the nine months ended September 30, 2010.

Cost of Sales. Cost of sales for the nine months of 2010 increased by $7,353,263 or approximately 5.50%, from $133,615,742 for the nine months of 2009 to $140,969,005 for the nine months of 2010. The increase was principally attributable to the increase in the sales volume of fresh pork for the nine months of 2010 as compared to the same period in 2009. Our cost of sales for our various product categories in the nine months of each of 2010 and 2009 is summarized and shown as a percentage of overall cost of sales in the following chart:

	Cost of Sales Nine Months ended	% of Overall	Cost of Sales Nine Months ended	% of Overall	% Change from
Product Category	September 30, 2010	Cost of Sales	September 30, 2009	Cost of Sales	2009 to 2010
Fresh Pork	$115,539,737	81.96%	$101,328,631	75.84%	14.02%
Frozen Pork	9,169,468	6.50%	14,405,427	10.78%	-36.35%
Processed Food Products	16,259,800	11.53%	17,881,684	13.38%	-9.07%

Total Cost of Sales	$140,969,005	100%	$133,615,742	100%	5.50%

The following table shows our cost of sales in the nine months of 2010 and 2009 as a percentage of sales within each product group:

	Cost of Sales Nine Months ended	% of Product	Cost of Sales Nine Months ended	% of Product	% of Change from
Product Category	September 30, 2010	Group Sales	September 30, 2009	Group Sales	2009 to 2010
Fresh Pork	$115,539,737	87.12%	$101,328,631	87.39%	-0.27%
Frozen Pork	9,169,468	82.53%	14,405,427	86.33%	-3.80%
Processed Food Products	16,259,800	74.70%	17,881,684	73.85%	0.86%
Total Cost of Sales	$140,969,005	85.18%	$133,615,742	85.19%	-0.01%

Gross Profit. Gross profit was $24,527,531 for the nine months of 2010 as compared to $23,236,932 for the nine months of 2009, representing an increase of $1,290,599, or approximately 5.55%. Our gross profit as a percentage of sales was 14.82% for the nine months of 2010 as compared to 14.81% in the nine months of 2009.

The following table presents our gross profit and gross profit margin for each of our product groups for the nine months of 2010 and 2009:

Product Group	Gross Profit Nine months ended September 30, 2010	% of Product Group Sales	Gross Profit Nine months ended September 30, 200	% of Product Group Sales	% of Change from 2009 to 2010
Fresh Pork	$17,080,899	12.88%	$14,222,841	12.27%	20.09%
Frozen Pork	1,940,700	17.47%	2,680,908	16.07%	-27.61%
Processed Food Products	5,505,932	25.30%	6,333,183	26.15%	-13.06%
Total Gross Profit	$24,527,531	14.82%	$23,236,932	14.81%	5.55%

In the nine months of 2010, the gross profit of fresh pork increased by 20.09%, as compared to the same period last year. The gross profit for frozen pork and processed food products decreased by 27.61% and 13.06%, respectively, due to lower per-kilogram sales prices to customers.

Selling Expenses. Selling expenses totaled $1,125,722 for the nine months of 2010 as compared to $2,079,027 for the nine months of 2009, a decrease of $953,305 or 45.85%. This decease is mainly due to an decrease in outbound fright.

General and Administrative Expenses. General and administrative expenses totaled $1,934,387 for the nine months of 2010 as compared to $1,885,651 for the nine months of 2009, an increase of $48,736 or 2.58%. This change is primarily attributable to increased fees charged by local government.

Other income (Expense). Our other income (expense) consists of interest income, other expenses, and interest expense.  In the nine months of 2010, we had other income of $227,939 which included a government subsidy, as compared to $35,552 for the nine months of 2009.  Our total other expense in the nine months ended September 30, 2010 decreased by $11,929,682 or approximately 90.99% as compared to the same period in 2009.  This decrease in total other expense is primarily attributable to the 2009 compensation expense in the amount of $12,838,043 arising from the release of our 3,863,636 shares from an escrow arrangement entered into as part of a private equity financing consummated by us in December 2007, which is not present in 2010.  See Note 19 of the consolidated financial statements.

Net Income. Net income for the nine months of 2010 was $19,087,527 as compared to $4,719,876 for the same period in 2009, an increase of $14,367,651 or 304.41%.  This large increase in net income is primarily attributable to the increase in sales revenue, the 2009 compensatory expense as discussed above, as well as the increase of the other income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Nine months Ended September 30, 2010

As of September 30, 2010, we had cash and cash equivalents of $23,993,544, other current assets of $116,179,309 and current liabilities of $68,696,517. At September 30, 2009, we had $14,670,937 in cash and cash equivalents.  We presently finance our operations primarily with cash flows from our operations, and we anticipate that this will continue to be our primary source of funds to finance our short-term cash needs. If we require additional capital to expand or enhance our existing facilities, we will consider debt or equity offerings or institutional borrowings as potential means of financing.

Net cash used in operating activities was $26,898,810 for the nine months of 2010 as compared to net cash sourced from operating activities of $881,330 for the nine months of 2009. This is primarily attributable to increases in account receivable and inventory.

Net cash used in investing activities was $20,783,652 for the nine months of 2010 as compared to $3,932,762 for the nine months of 2009. This is primarily attributable to the increased funds in restricted cash account. See Note 3 of the consolidated financial statements.

Net cash sourced from financing activities was $27,467,874 for the nine months of 2010 as compared to $10,253,095 for the nine months of 2009.  This increase resulted principally from an increase in our borrowings from banks during the nine months of 2010 as compared to the same period of 2009.  These additional borrowings are short-term loans, and were used for operational purposes.

Capital Commitments

We have been following a policy of relaxing our credit policy for an increasing number of our major customers, permitting them up to a 75-days grace period for payment for goods, where previously no such grace period was provided. Management expects that in the short term, this revised credit policy will result in an increase in accounts receivable, and a corresponding reduction in our cash position. Management does not anticipate that this change in our credit policy will result in any deficiency of working capital. Over the nine months of 2010, however, net accounts receivable increased from $39,876,187 as of December 31, 2009 to $40,858,902. This increase was primarily due to the increase in sales revenue.

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

As of September 30, 2010, we had outstanding $43,410,072 in aggregate borrowings from Bank of China, Shanghai Pudong Development Bank, Huaxia Bank, Bank of East Asia and China Minsheng Banking Corp., Ltd. under short-term loans, on which we pay interest at average rates of 5.67% per annum. As of September 30, 2010, we did not have any standby letters of credit or standby repurchase obligations. We intend to satisfy our short-term debt obligations that mature over the next 12 months through either additional short-term bank loans, in most cases by rolling the maturing loans into new short-term loans with the same lenders, or equity financings in the public capital market.

Foreign Currency Translation Risk

Our operations are, for the most part, located in the PRC, and we earn our revenue in Chinese Renminbi (“RMB”). However, we report our financial results in U.S. dollars using the closing rate method. As a result, fluctuations in the exchange rates between Chinese RMB and the U.S. dollar will affect our reported financial results. The balance sheet items are translated into U.S. dollars using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity. The foreign currency translation adjustment for the nine months of 2010 was $2,224,030, as compared to $1,773,476 for the nine months of 2009, both of which were gains.

During 2003 and 2004 the exchange rate of RMB to the dollar remained constant at 8.26 RMB to the dollar. On July 21, 2005, the Chinese government adjusted the exchange rate from 8.26 to 8.09 RMB to the dollar. In 2008, the RMB continued to appreciate against the U.S. dollar. As of September 30, 2010, the market foreign exchanges rate was increased to 6.6981 RMB to one U.S. dollar. As a result, the ongoing appreciation of RMB to U.S. dollar may negatively impact our gross margins in the future.

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

The following tables summarize our contractual obligations as of September 30, 2010, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Bank Indebtedness	$43,410,072	$43,410,072	$—	$—	$—
Other Indebtedness	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Leases	$—	$—	$—	$—	$—
Purchase Obligations	$79,147,744	$79,147,744	$—	$—	$—
Total Contractual Obligations:	$122,557,816	$122,557,816	$—	$—	—

As indicated in the table, as of September 30, 2010, we had $79,147,744 in purchase obligations, which relates to our agreement for the purchase and sale of hogs. On December 19, 2007, we entered into a hog purchase agreement whereby the Group will provide, at fair market prices, a minimum number of hogs to us.

At September 30, 2010, management projected minimum quantities of hogs as detailed in the following table:

Year	Hogs	Price Per Hog	Amount
2010 (October to Dec)	384,511	$205.84	$79,147,744

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2010, we had approximately $23,993,544 in cash and cash equivalents. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

Our exposure to foreign exchange risk primarily relates to currency gains or losses resulting from timing differences between the signing of sales contracts and the settling of these contracts. Furthermore, we translate monetary assets and liabilities denominated in other currencies into RMB, the functional currency of our operating business. Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of stockholders’ equity. We recorded net foreign currency gains of $2,224,030 and

$1,773,476 in the nine months ended September 30, 2010 and 2009, respectively. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future. As our sales denominated in foreign currencies, such as RMB, continue to grow, we may consider using arrangements to hedge our exposure to foreign currency exchange risk.

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

ITEM 4T.                                             CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our chief executive officer and our Interim Chief Financial Officer, solely as a result of the significant weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, our chief executive officer and our Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2010, the Company had yet to become compliant with SOX 404 and maintain effective internal controls; however, the progress of the Company’s remedial measures is detailed below.  The Company expects to be compliant by the fiscal year ending December 31, 2010.

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

At September 30, 2010, management has identified the following material weaknesses in our internal control over financial reporting, and has proposed the following plan of implementation with respect to each material weakness:

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

As of September 30, 2010, the Company had not yet passed a formal resolution, however, Board has instructed Ms. Ma Feng Qin, a Board Member, to take charge of the implementation of a system of an internal control system that will ultimately meet the goal of compliance with SOX 404 Act.  In March 2010, the Company appointed two new independent directors who have experience in US public companies and whose expertise in US financial reporting standards is expected to be contributed to the Company. In addition, the Company has established an audit committee comprising of independent directors, which is expected to play an important role in enhancing the Company’s processes and procedures relating to internal control and corporate reporting including financial reporting..  The Company is in the process of identifying and hiring more professionals with experience in SOX 404 to enable the Company to effectively address this issue.

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

As of September 30, 2010, the Company has hired an Interim Chief Financial Officer, however, as of the date hereof the Company continues to seek actively candidates for a senior financial reporting officer knowledgeable in US GAAP and SEC Reporting standards.  Upon hiring of a senior financial reporting officer, that individual could further hire and train personnel as needed.

•                  Weakness: The Company does not have an internal audit function and department.

Implementation Plan: The Company will establish an internal audit department.

As of September 30, 2010, the Company has created an internal audit department.  The effectiveness of this new department is currently under evaluation, and has yet to be determined.

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

As of September 30, 2010, the Company has implemented from an operational standpoint, a plan for the elimination of related party transactions unrelated to the Company’s core business transactions. Therefore, all related party transactions, except for the purchase of hogs which is conducted under an arms-length Hog Procurement Agreement, will be phased out and eliminated. The Company continues to develop desktop and closing procedures in order to report historical and remaining related party balances on a more timely and accurate basis. Contracts with related parties, which include netting agreements, have been formalized for past transactions; however, on going forward basis the Company is in the process of creating standardized contracts that will govern related party transactions that occur frequently and regularly, such as purchases of hogs.

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

ITEM 1A.                                            RISK FACTORS

The risk factors included in our annual report on Form 10-K for the fiscal year ended December 31, 2009 have not materially changed as of September 30, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     OTHER INFORMATION

None.

ITEM 5.     EXHIBITS

The exhibits listed on the Exhibit Index are filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGROUP HOLDINGS CORPORATION

Dated: November 15, 2010	By:	/s/ Shi Huashan
Shi Huashan
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Shu Wang
Shu Wang
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Certification of Principal Executive Officer
32.2	Certification of Principal Financial Officer